Form 10QSB
period 1999-03-31
SENTRY ACCOUNTING INC
filed 1999-07-21
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from.......... to..........



                           Commission File No. 0-25357


                             SENTRY ACCOUNTING, INC.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)


             Florida                                     59-3391244
             -------                                     ----------
  (State of Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


321 N. Kentucky Avenue, Suite 2, Lakeland, FL               33801
---------------------------------------------               -----
  (Address of Principal Executive Offices)                (Zip Code)


                                 (941) 683-5523
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 1999, Sentry Accounting, Inc. had 2,941,000 shares of Common Stock outstanding, no par value.


Form 10-QSB Report for period ended March 31, 1999                        Page 1

                             SENTRY ACCOUNTING, INC.
                             UNAUDITED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                 March 31, 1999
                                                                 --------------
Current Assets:
  Cash                                                              $      7
  Prepaid expenses                                                       625
                                                                    --------
    Total current assets                                                 632

Other Assets:
  Other  assets                                                        2,708
                                                                    --------
TOTAL ASSETS                                                        $  3,340
                                                                    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
    Other current liabilities                                       $    300

Stockholders' Equity:
Common stock, no par value; 50,000,000 shares authorized;
2,491,000 shares issued and outstanding
Accumulated deficit                                                   85,500
                                                                     (82,460)
                                                                    --------
TOTAL STOCKHOLDERS' EQUITY                                             3,040
                                                                    --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  3,340
                                                                    ========



                       See notes to financial statements.


Form 10-QSB Report for period ended March 31, 1999                        Page 2

                             SENTRY ACCOUNTING, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                      --------------------------
                                                      3/31/99            3/31/98
                                                      -------            -------

Revenues                                              $     0            $ 5,950

General Expense                                         3,194              1,879
                                                      -------            -------

Net Income/(Loss)                                      (3,194)             4,071

Income Tax/(Benefit)                                   (1,214)             1,547
                                                      -------            -------

Net Income/(Loss)                                     $(1,980)           $ 2,524
                                                      =======            =======



                       See notes to financial statements.



Form 10-QSB Report for period ended March 31, 1999                        Page 3

                             SENTRY ACCOUNTING, INC.
                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY



                                             Common Stock
                                       ------------------------      Accumulated
                                        Shares            $            Deficit
                                        ------          -----          -------

Balance, December 31, 1996                 1,000      $     100      $   3,503

Net Loss                                       0              0         (7,669)
                                       ---------      ---------      ---------

Balance, December 31, 1997                 1,000            100         (4,166)

Private sale of shares:                2,000,000         68,600
Reg. D, Rule 504 offering:
  For services rendered                  120,000          3,600
  For shares sold                        370,000         13,200
Net loss                                       0              0        (76,314)
                                       ---------      ---------      ---------

Balance, December 31, 1998             2,491,000      $  85,000        (80,480)

Net loss                                       0              0         (1,980)
                                       ---------      ---------      ---------
Balance, March 31, 1999                2,491,000      $  85,500      $ (82,460)
                                       =========      =========      =========



                       See notes to financial statements.


Form 10-QSB Report for period ended March 31, 1999                        Page 4

                             SENTRY ACCOUNTING, INC.
                             STATEMENT OF CASH FLOWS


                                                     Three Months  Twelve Months
                                                        Ended           Ended
                                                       3/31/99        12/31/98
                                                       -------        --------

Operating Activities:
  Cash received from clients                           $      0       $ 24,050
  Cash paid to:
      Supplies and employees                               (982)       (36,425)
      Lenders                                                 0            (65)
                                                       --------       --------
  Net cash used in operating activities                    (982)       (12,400)
                                                       --------       --------

Financing Activities:
  Sale of capital stock                                       0         13,400
                                                       --------       --------
Net cash provided by financing activities                     0         13,400
                                                       --------       --------

Net increase (decrease) in cash                            (982)           960
Cash at Beginning of period                                 989             29
                                                       --------       --------
Cash at end of period                                  $      7       $    989
                                                       ========       ========



                       See notes to financial statements.

Form 10-QSB Report for period ended March 31, 1999                        Page 5

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - GENERAL
----------------

The financial statements as of March 31, 1999 and for the three months then ended are unaudited and, in the opinion of Sentry Accounting, Inc. ("Sentry"), reflect all adjustments necessary for a fair presentation of such data, and have been prepared on a basis consistent with the December 31, 1998 Audited Financial Statements. All such adjustments made were of a normal recurring nature. Sentry's significant accounting policies are described in the notes to the December 31, 1998 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.


NOTE B - ORGANIZATION AND HISTORY
---------------------------------

Sentry, a Florida corporation, was incorporated on June 21, 1996 by Donald R. Mastropietro, its sole shareholder. Sentry, formerly known as Sentry Communication Services, Inc., was formed for the purpose of selling telephone calling cards and other similar products. In October 1996, it was determined that the telephone calling card business would not be a successful endeavor. In light of this fact, Sentry changed its name and focus and began providing accounting and financial services to various private and public companies. From October 1996 until the present, Sentry's sole form of revenue has been derived from providing accounting services. In September 1998, Sentry issued 2,000,000 shares of its common stock in exchange for $200 to TBC Investments, Inc.


NOTE C - COMMON & PREFERRED STOCK
---------------------------------

Sentry has 50,000,000 shares of common stock authorized with no par value, of which 2,491,000 shares have been issued as of March 31, 1999.

The stockholders' equity section reflects the initial issuance of 1,000 shares of common stock, which were issued to Donald R. Mastropietro for a consideration for $100. On September 30, 1998, 2,000,000 shares of common stock were sold to TBC Investments, Inc. at a substantial discount for $200 and $68,400 representing the discount was recorded to compensation expense for 1998.

In October and November 1998, Sentry conducted two stock offerings covered under Regulation D, Rule 504. The first offering, which took place during the period from October 16 through October 28, 1998, consisted of 340,000 shares of common stock at $0.03 per share totaling $10,200. The second offering, which took place during the period from November 2 through November 10, 1998, consisted of 30,000 shares of common stock at $0.10 per share totaling $3,000.


Form 10-QSB Report for period ended March 31, 1999                        Page 6

On October 15, 1998, Sentry entered into a consulting agreement with Progressive Ventures International, Inc. ("Progressive"), whereby Progressive would perform certain consulting services for Sentry in exchange for a fee of $4,600. Payment for said fee was made by the payment of $1,000 in cash and the issuance of 120,000 shares of common stock at $0.03 per share, issued pursuant to Regulation D, Rule 504. Said issuance was made as a part of Sentry's first offering which took place during the period from October 16 through October 28, 1998. Of the $3,600, $3,275 had been invoiced by Progressive by March 31, 1999, leaving a prepaid expense balance of $325 as reflected on the accompanying Balance Sheet.


NOTE D - PROPOSED MERGER WITH TRAVELNOW.COM INC.
------------------------------------------------

Sentry has been negotiating the terms of an Agreement and Plan of Reorganization (the "Agreement") to acquire (the "Acquisition") 100% of the issued and outstanding common stock of TravelNow.com Inc. for an aggregate of 1,475,533 shares of common stock of Sentry. Sentry anticipates that the Acquisition will close on or before July 30, 1999. Pursuant to the Agreement, Sentry will issue an aggregate 1,475,533 shares of Common Stock to the TravelNow.com Inc. shareholders and retire certain shares owned by present management. Accordingly, assuming the closing of the Acquisition, the new combined entity will have approximately 1,966,533 shares issued and outstanding. Based on the negotiations to date, upon the closing of the Acquisition, the shareholders of TravelNow.com Inc. will own approximately 75% of the outstanding Common Stock of Sentry and will be able to elect new directors and officers either at a meeting of shareholders or by written consent.

In connection therewith, an Information Statement was mailed to Sentry's shareholders of record as of July 2, 1999, in connection with a proposed action by written consent to authorize and approve: Amendment to Sentry's Certificate of Incorporation to (a) change the name to "TravelNow.com Inc."; and (b) to authorize a class of Preferred Stock, consisting of 25,000,000 authorized shares, no par value and to authorize the Board of Directors to issue such Preferred Stock in one or more series, without further approval of stockholders of Sentry and permit the Board of Directors to establish the attributes of any series of Preferred Stock prior to the issuance of any such series. Members of the Board of Directors and officers own or have voting authority for 2,001,000 shares of Common Stock. These shareholders represent approximately 80.2894% of the total outstanding votes of all issued and outstanding Common Stock of Sentry and are sufficient to take the proposed action on the record date of July 2, 1999. All members of the Board of Directors have indicated their intentions to execute written consents in favor of the proposed action on behalf of the shares of Sentry, which they own or for which they have voting authority. The Board of Directors did not solicit any proxies or consents for any other shareholders in connection with this action.


Form 10-QSB Report for period ended March 31, 1999                        Page 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations
---------------------

During the three month period ended March 31, 1999, there was no revenue, which was down $5,950 from the same period in 1998. The decrease was a result of Sentry's inability to obtain new clients.

Loss before taxes for the three months ended March 31, 1998 was $3,195, which represents a $7,266 reduction as compared to the same period in 1998. This loss is directly related to the fact that Sentry generated no revenue in the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

Sentry has met its cash requirements to date through funds derived from operations, debt and equity. Sentry has been negotiating the terms of an Agreement to acquire 100% of the issued and outstanding common stock of TravelNow.com Inc. for an aggregate of 1,475,533 shares of common stock of Sentry. Sentry anticipates that the transaction will close on or before July 30, 1999, at which time the cash requirements of Sentry will be met through revenues. However, if the closing of the proposed merger does not materialize, Sentry will immediately initiate its original business plan that includes an expansion of the current operations within West Central Florida. It is anticipated that this expansion will require an additional $15,000 of additional funds to pay for advertising and to acquire additional computer equipment. It is anticipated that these funds will be raised through debt financing. Discussions have been held with two potential funding sources. After completion of this debt funding, Sentry would anticipate meeting its cash requirements from operations, however, there can be no assurance that Sentry will be able to raise the required funds to facilitate the expansions proposed. Sentry has no plan to spend funds for any product research or research and development. Sentry does not anticipate the sale or purchase of plant or significant equipment other than the computer equipment discussed above. Sentry intends to lease its employees from an established employee-leasing firm and does not expect to hire any significant number of employees during the next twelve months. Based on Sentry's financial projections, cash requirements for operational expenses and capital acquisitions for the next twelve months are approximately $170,000.

As of March 31, 1999, Sentry had cash totaling $7. If the closing of the proposed merger does not materialize, Sentry anticipates that over the next twelve month period it will incur operating expenses, including salaries, of approximately $155,000 that it believes will be provided through operational revenue. Sentry will be required to again raise funds of approximately $25,000 as it begins its expansion outside of the West Central Florida market. Sentry anticipates these funds to be raised through equity financing from a private individual, although no commitment has been obtained. There can be no assurance that funds from operations and outside sources will be sufficient in the near term or that conditions and circumstances herein may result in additional cash requirements by Sentry just to sustain operations. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.


Form 10-QSB Report for period ended March 31, 1999                        Page 8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

Sentry is not a party to any legal action.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K
-------------------------------------

(a)  Exhibits

Exhibit #        Description of Document
---------        -----------------------


  3.01    Articles of Incorporation filed June 27, 1996.(a)

  3.02 Articles of Amendment to the Articles of Incorporation filed November 25, 1996.(a)

  3.03    By-Laws of the Registrant as presently in effect.(a)

  10.1 Consulting Agreement between Sentry Accounting, Inc. and Progressive Ventures International, Inc. dated October 15, 1998.(a)

(b)  Reports on Form 8-K

None.

----------

(a) Filed as an exhibit to Report on Form 10-SB/A dated May 18, 1999.


Form 10-QSB Report for period ended March 31, 1999                        Page 9

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SENTRY ACCOUNTING, INC.
                                              -----------------------
                                              (Registrant)



Date: July 20, 1999                           /s/ Teresa B. Crowley
                                              ---------------------
                                              Teresa B. Crowley
                                              Chairman, President & CEO


Date: July 20, 1999                           /s/ Donald R. Mastropietro
                                              --------------------------
                                              Donald R. Mastropietro
                                              Vice President of Finance & CFO



Form 10-QSB Report for period ended March 31, 1999                       Page 10