Form 10QSB
period 1999-06-30
TRAVELNOWCOM INC
filed 1999-08-16
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT
                  For the transition period from............ to ............



                           Commission File No. 0-25357


                               TRAVELNOW.COM INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


           Florida                                        59-3391244
           -------                                        ----------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

             318 Park Central East, Suite 306, Springfield, MO 65806
             -------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                 (417) 864-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                             SENTRY ACCOUNTING, INC.
               321 N. Kentucky Avenue, Suite 1, Lakeland, FL 33801
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last year.)




Form 10-QSB Report for period ended June 30, 1999                   Page 1 of 12

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1999 TravelNow.com Inc. had 10,324,304 shares of Common Stock outstanding, no par value.


Form 10-QSB Report for period ended June 30, 1999                   Page 2 of 12

                              FINANCIAL STATEMENTS
                             SENTRY ACCOUNTING, INC.
                             UNAUDITED BALANCE SHEET


                                     ASSETS
                                     ------

                                                                   June 30, 1999
                                                                   -------------


Current Assets                                                        $      0
                                                                      --------


Other Assets:
  Deferred Taxes                                                          2,834
                                                                       --------
TOTAL ASSETS                                                           $  2,834
                                                                       ========


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liability                                                      $      0
                                                                       --------

Stockholders' Equity:

Common stock, no par value; 50,000,000 shares authorized;
2,491,000 shares issued and outstanding                                  85,500
Accumulated deficit                                                     (82,666)
                                                                       --------

TOTAL STOCKHOLDERS' EQUITY                                                2,834
                                                                       --------
TOTAL LIABILITY & STOCKHOLDERS' EQUITY                                 $  2,834
                                                                       ========


                       See notes to financial statements.


Form 10-QSB Report for period ended June 30, 1999                   Page 3 of 12

                             SENTRY ACCOUNTING, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS


                                    Three Months Ended        Six Months Ended
                                   --------------------     --------------------
                                   6/31/99      6/31/98     6/31/99      6/31/98
                                   -------      -------     -------      -------

Revenues                           $     0      $16,500     $     0      $22,450

General Expense                        333       12,411       3,527       14,290
                                   -------      -------     -------      -------

Net Income/(Loss)                     (333)       4,089      (3,527)       8,160

Income Tax/(Benefit)                  (127)       1,554      (1,341)       3,101
                                   -------      -------     -------      -------

Net Income/(Loss)                  $  (206)     $ 2,535     $(2,186)     $ 5,059
                                   =======      =======     =======      =======



                       See notes to financial statements.



Form 10-QSB Report for period ended June 30, 1999                   Page 4 of 12

                             SENTRY ACCOUNTING, INC.
                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY



                                               Common Stock
                                        ------------------------     Accumulated
                                          Shares           $           Deficit
                                        ---------      ---------      ---------

Balance, December 31, 1996                  1,000      $     100      $   3,503

Net Loss                                     --                0         (7,669)
                                        ---------      ---------      ---------

Balance, December 31, 1997                  1,000            100         (4,166)

Private sale of shares:                 2,000,000         68,600              0
Reg. D, Rule 504 offering:
  For services rendered                   120,000          3,600              0
  For shares sold                         370,000         13,200              0
Net loss                                     --                0        (76,314)
                                        ---------      ---------      ---------

Balance, December 31, 1998              2,491,000         85,500        (80,480)

Net loss                                     --                0         (2,186)
                                        ---------      ---------      ---------
Balance, June 30, 1999                  2,491,000      $  85,500      $ (82,666)
                                        =========      =========      =========


                       See notes to financial statements.


Form 10-QSB Report for period ended June 30, 1999                   Page 5 of 12

                             SENTRY ACCOUNTING, INC.
                             STATEMENT OF CASH FLOWS


                                                      Six Months   Twelve Months
                                                        Ended          Ended
                                                       6/31/99        12/31/98
                                                       -------        --------

Operating Activities:
  Cash received from clients                           $      0       $ 24,050
  Cash paid to:
      Supplies and employees                               (989)       (36,425)
      Lenders                                                 0            (65)
                                                       --------       --------
  Net cash used in operating activities                    (989)       (12,400)
                                                                      --------

Financing Activities:
  Sale of capital stock                                       0         13,400
                                                                      --------
Net cash provided by financing activities                     0         13,400
                                                                      --------

Net increase (decrease) in cash                            (989)           960
Cash at Beginning of period                                 989             29
                                                                      --------
Cash at end of period                                  $      0       $    989
                                                       ========       ========


                       See notes to financial statements.


Form 10-QSB Report for period ended June 30, 1999                   Page 6 of 12

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - GENERAL
----------------

The financial statements as of June 30, 1999 and for the six months then ended are unaudited and, in the opinion of TravelNow.com Inc. ("TravelNow"), reflect all adjustments necessary for a fair presentation of such data, and have been prepared on a basis consistent with the December 31, 1998 Audited Financial Statements. All such adjustments made were of a normal recurring nature. TravelNow's significant accounting policies are described in the notes to the December 31, 1998 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.


NOTE B - ORGANIZATION AND HISTORY
---------------------------------

TravelNow (f/k/a Sentry Accounting, Inc.), a Florida corporation, was incorporated on June 21, 1996 by Donald R. Mastropietro, its sole shareholder, under the name Sentry Communication Services, Inc. for the purpose of selling telephone calling cards and other similar products. In October 1996, it was determined that the telephone calling card business would not be a successful endeavor and the company changed its name and focus and began providing accounting and financial services to various private and public companies. From October 1996 through the end of this reporting period, the company's sole form of revenue was derived from providing accounting services. In September 1998, 2,000,000 shares of common stock were issued to TBC Investments, Inc. for $200. Pursuant to an Agreement and Plan of Reorganization further described in Note D herein, the name of the company was changed to TravelNow.com Inc. on July 27, 1999.


NOTE C - COMMON & PREFERRED STOCK
---------------------------------

Common Stock
------------

TravelNow has 50,000,000 shares of common stock authorized with no par value, of which 2,491,000 shares were issued and outstanding as of June 30, 1999.

The stockholders' equity section reflects the initial issuance of 1,000 shares of common stock, which were issued to Donald R. Mastropietro for a consideration for $100. On September 30, 1998, 2,000,000 shares of common stock were sold to TBC Investments, Inc. at a substantial discount for $200 and $68,400 representing the discount was recorded to compensation expense for 1998.

In October and November 1998, the company conducted two stock offerings covered under Regulation D, Rule 504. The first offering, which took place during the period from October 16 through October 28, 1998, consisted of 340,000 shares of common stock at $0.03 per share totaling $10,200. The second offering, which took place during the period from November 2 through November 10, 1998, consisted of 30,000 shares of common stock at $0.10 per share totaling $3,000.


Form 10-QSB Report for period ended June 30, 1999                   Page 7 of 12

On October 15, 1998, the company entered into a consulting agreement with Progressive Ventures International, Inc. ("Progressive"), whereby Progressive would perform certain consulting services in exchange for a fee of $4,600. Payment for said fee was made by the payment of $1,000 in cash and the issuance of 120,000 shares of common stock at $0.03 per share, issued pursuant to Regulation D, Rule 504. Said issuance was made as a part of the company's first offering which took place during the period from October 16 through October 28, 1998.

Commensurate with the closing of an Agreement and Plan of Reorganization further described in Note D herein, an aggregate of 1,475,533 shares of restricted common stock were issued to the shareholders of TravelNow.com Inc., a private Missouri corporation ("TravelNow Missouri"), and 2,000,000 restricted common shares which were controlled by Sentry's management were retired.

The Board of Directors authorized a stock dividend of 4.25 shares for each share of common stock held by its shareholders as of the record date of July 28, 1999. No fractional shares were issued to any shareholder. Each shareholder entitled to receive a fractional share received a full share if the fractional share was equal to or exceeded fifty percent (50%) and if the fractional share was less than fifty percent (50%), the fractional share was canceled. The number of shares issued under this stock dividend were 8,357,771 bringing the total number of shares outstanding as of this filing to 10,324,304.

Preferred Stock
---------------

As of June 30, 1999 there was no preferred stock authorized. Pursuant to the Agreement and Plan of Reorganization further described in Note D herein, 25,000,000 shares of preferred stock were authorized by the shareholders, although no series have been designated to date and no preferred shares have been issued.

NOTE D - SUBSEQUENT EVENT
-------------------------

Pursuant to the terms of an Agreement and Plan of Reorganization (the "Agreement") by and between Sentry Accounting, Inc., a public Florida corporation ("Sentry") and TravelNow Missouri, Sentry acquired 100% of the issued and outstanding common stock of TravelNow Missouri for an aggregate of 1,475,533 shares of common stock. The transaction closed on July 23, 1999 with an effective date of July 27, 1999. Pursuant to the Agreement, Sentry issued an aggregate of 1,475,533 shares of Common Stock to the TravelNow Missouri shareholders and retired 2,000,000 shares owned by Sentry's previous management. After giving effect to the merger, the new combined entity had 1,966,533 shares issued and outstanding, of which 75% was owned by the shareholders of TravelNow Missouri.


Form 10-QSB Report for period ended June 30, 1999                   Page 8 of 12

In connection therewith, an Information Statement was mailed to Sentry's shareholders of record as of July 2, 1999, in connection with an action taken by written consent to authorize and approve an Amendment to Sentry's Certificate of Incorporation to (a) change the name to "TravelNow.com Inc."; and (b) to authorize a class of Preferred Stock, consisting of 25,000,000 authorized shares, no par value and to authorize the Board of Directors to issue such Preferred Stock in one or more series, without further approval of stockholders of the company and to permit the Board of Directors to establish the attributes of any series of Preferred Stock prior to the issuance of any such series. All actions outlined in the Information Statement were consummated as of July 23, 1999 with an effective date of July 27, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations
---------------------

During the six month period ended June 30, 1999, there was no revenue, which was down $16,500 from the same period in 1998. The decrease was a result of Sentry's inability to obtain new clients.

Loss before taxes for the six months ended June 30, 1999 was $3,527, which represents a $11,687 reduction as compared to the same period in 1998. This loss is directly related to the fact that Sentry generated no revenue in the first half of 1999.

Liquidity and Capital Resources
-------------------------------

Pursuant to the terms of the Agreement, Sentry acquired 100% of the issued and outstanding common stock of TravelNow Missouri for an aggregate of 1,475,533 shares of common stock.

In conjunction with the Company's merger with TravelNow Missouri, the Company transferred its accounting and financial services business to a major stockholder of the Company in exchange for two million (2,000,000) shares of the Company's common stock, no par value, and a cash payment of Two Thousand Dollars ($2,000.00).

TravelNow's remaining business is a proprietary online travel reservation system that includes information on hotels, car rentals, airfares and Eurail passes. The "TravelNow Reservation Engine" utilizes both in-house and commercial technology to provide online travel reservation services. TravelNow has access to 40,000 hotel properties, 60 car rental companies and 200 airlines.

As a result of the merger described elsewhere in this Form 10-QSB, TravelNow received an equity contribution of cash in the amount of Five Hundred Thousand Dollars ($500,000.00) The only other sources of cash were a Line of Credit of Fifty Thousand Dollars ($50,000.00) and operating revenues. The Line of Credit was paid off subsequent to June 30, 1999. TravelNow has no other long- or short-term debt at the date of filing this Form 10-QSB.


Form 10-QSB Report for period ended June 30, 1999                   Page 9 of 12

Management of TravelNow has not sought or obtained additional equity or debt financing as of the date of this report. Thus, all of the cash requirements of the Company will need to be funded by the Company's operating revenues. There can be no assurance that the operating revenues of the Company will continue to be sufficient to fund the Company's operations during the next twelve (12) months. In the event that operating revenues are insufficient and the Company is unable to obtain debt or equity financing favorable to the Company, the continued operating viability of the Company will be seriously challenged. In such case, the Company may not be able to maintain and develop the technology necessary for TravelNow to remain competitive as an Internet travel and technology company.

On or before October 12, 1999, the Company must file as a part of Form 8-K-A audited financial statements for the fiscal years ending March 31, 1998, and March 31, 1999, and the unaudited calendar quarters ending June 30, 1998, and 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

TravelNow is not a party to any legal action.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

On July 27, 1999, Articles of Amendment to the Articles of Incorporation were filed with the Florida Department of State changing the name of the company to "TraveNow.com Inc." and authorizing a class of Preferred Stock, consisting of 25,000,000 authorized shares, no par value and authorizing the Board of Directors to issue such Preferred Stock in one or more series, without further approval of the stockholders and allowing the Board of Directors to establish the attributes of any series of Preferred Stock prior to the issuance of any such series.

Subsequent to the Agreement discussed herein, the Board of Directors authorized a stock dividend of 4.25 shares for each share of common stock held by its shareholders as of the record date of July 28, 1999. No fractional shares were issued to any shareholder. Each shareholder entitled to receive a fractional share received a full share if the fractional share was equal to or exceeded fifty percent (50%) and if the fractional share was less than fifty percent (50%), the fractional share was canceled. The number of shares issued under this stock dividend were 8,357,771 bringing the total number of shares outstanding as of this filing to 10,324,304.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted for a vote of security holders during the period of this report; however, after June 30, 1999, the following action was taken by TravelNow. On July 13, 1999, an Information Statement was mailed to the shareholders of record as of July 2, 1999, in connection with the proposed acquisition of TravelNow Missouri and the appointment of certain persons to the Board of Directors other than at a meeting of the shareholders to authorize and


Form 10-QSB Report for period ended June 30, 1999                  Page 10 of 12
approve amendments to the company's Certificate of Incorporation to (a) change the name to "TravelNow.com Inc."; and (b) to authorize a class of Preferred Stock, consisting of 25,000,000 authorized shares, no par value and to authorize the Board of Directors to issue such Preferred Stock in one or more series, without further approval of stockholders and permit the Board of Directors to establish the attributes of any series of Preferred Stock prior to the issuance of any such series. At the time of the mailing, members of the Board of Directors and officers owned or had voting authority for 2,001,000 shares of Common Stock. Those shareholdings represented approximately 80.2894% of the total outstanding votes of all issued and outstanding Common Stock and were sufficient to take the proposed action as of the record date of July 2, 1999. Dissenting shareholders did not have any statutory appraisal rights as a result of the action taken. All members of the Board of Directors executed written consents in favor of the proposed action on behalf of the shares that they owned and for which they had voting authority. The Board of Directors did not solicit any proxies or consents from any other shareholders in connection with this action.

Pursuant to the provisions of Florida law and the company's Certificate of Incorporation, the amendments required the approval of a majority of such shares. Accordingly, the vote of the Board was sufficient to approve these matters.

ITEM 5. OTHER INFORMATION
-------------------------

The Articles of Incorporation were amended after June 30, 1999, to provide for twenty-five million (25,000,000) shares of Preferred Stock, no par value. The Preferred Stock provisions give the Board of Directors broad authority to issue shares of Preferred Stock in one or more series and to determine such matters as the dividend rate and preference, voting rights, conversion privileges, redemption provisions, liquidation preferences and other rights of each series. Each share of Common Stock is entitled to one vote. The holder of any series of Preferred Stock issued in the future will be entitled to such voting rights as may be specified by the Board of Directors. None of the Preferred Shares has been issued as of the date of this report, and the Company has no plans, arrangements, understanding or commitments with respect to the issuance of such Shares at this time.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K
-------------------------------------

(a)  Exhibits

Exhibit #                 Description of Document
---------                 -----------------------

   2.01 Agreement and Plan of Reorganization by and between Sentry Accounting, Inc. and TravelNow.com Inc. dated July 23, 1999.(b)

   3.01        Articles of Incorporation filed June 27, 1996.(a)

   3.02 Articles of Amendment to the Articles of Incorporation filed November 25, 1996.(a)

   3.03        By-Laws of the Registrant as presently in effect.(a)

   3.04 Articles of Amendment to the Articles of Incorporation filed July 27, 1999.(b)

   10.1        Consulting   Agreement  between  Sentry   Accounting,   Inc.  and
               Progressive  Ventures  International,   Inc.  dated  October  15,
               1998.(a)

Form 10-QSB Report for period ended June 30, 1999                  Page 11 of 12

(b)  Reports on Form 8-K

     Report on Form 8-K filed August 6, 1999.

     Report on Form 8-K-A filed August 10, 1999.


----------

(a)  Filed as an exhibit to Report on Form 10-SB/A dated May 18, 1999.

(b)  Filed as an exhibit to Report on Form 8-K dated August 6, 1999.



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TRAVELNOW.COM INC.
                                             ------------------
                                             (Registrant)



Date: August 16, 1999                        /s/ Jeff Wasson
---------------------                        ---------------
                                             Jeff Wasson
                                             Chairman of the Board and President


Date: August 16, 1999                        /s/ Chris Noble
---------------------                        ---------------
                                             Chris Noble
                                             Chief Executive Officer




Form 10-QSB Report for period ended June 30, 1999                  Page 12 of 12