Form 10KSB40
period 1999-03-31
TRAVELNOWCOM INC
filed 1999-10-12
CIK 1073672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

                         Commission File Number 0-25357

                               TRAVELNOW.COM INC.
                               ------------------
              (Exact Name of small business issuer in its charter)

            Florida                                      59-339124
            -------                                      ---------
(State or other jurisdiction of           (I.R.S. Employment Identification No.)
incorporation or organization)

          318 Park Central East-Suite 316, Springfield, Missouri 65806
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

        Registrant's telephone number including area code: (417) 864-3600

        Securities Registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock--No Par Value

                             SENTRY ACCOUNTING, INC.
         321 N. Kentucky Avenue, Suite 1, Lakeland, FL 33801 December 31
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the most recent fiscal year is $886,172.

     The aggregate market value of the Company's stock held by non-affiliates of the registrant (5,304,303 shares) was approximately $66,966,825 as of September 20, 1999 based upon the closing sale price on the OTC Bulletin Board reported for that date which was 12 5/8. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At September 20, 1999, 10,324,304 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding of which 2,572,502 were unrestricted and freely tradeable and 7,751,802 were restricted.

Information contained on TravelNow.com's web site does not constitute part of these government filings.

                                TABLE OF CONTENTS

                   PART I
                                                                         PAGE
ITEM 1.   Description of Business                                          3
ITEM 2.   Description of Property                                         14
ITEM 3.   Legal Proceedings                                               14
ITEM 4.   Submission of Matters to a Vote of Security Holders             14

                   PART II

ITEM 5.   Market for Common Equity and Related Stockholder
          Matters                                                         14
ITEM 6.   Selected Financial Data                                         18
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             19
ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             22

                   PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons Compliance With Section 16(a) of the Exchange Act        23
ITEM 10. Executive Compensation                                           25
ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management                                                       29
ITEM 12. Certain Relationships and Related Transactions                   29
ITEM 13. Exhibits and Reports on Form                                     30

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward- looking" statements within the meaning of Section27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement forthe express purpose of availing ourselves of the protections of such safe harborwith respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the (1) absence of significant revenues, (2) a history of losses, (3) no assurance that technology can be completed or that its completion will not be delayed, (4) significant competition, (5) the uncertainty of patent and proprietary rights,
(6) possible adverse effects of future sales of shares on the market, and (7) those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

Item 1. Business

Introduction

     TravelNow.com Inc. ("TravelNow" or the "Company") is an Internet-based travel services company which provides online travel information and reservations to its customers on a worldwide basis. The Company's Web site (www.travelnow.com) gives customers real-time access to hotel, car and airline information regarding schedules, availability and rates and enables the booking of reservations on an automated basis. In addition to its reservation and ticketing services, the Company offers discounted and promotional fares, travel news and destination information such as maps and weather forecasts.

     TravelNow initially offered online hotel bookings in May 1995 as the first unbiased online source of hotel data. The Company has grown into a full service travel system with access to over 40,000 hotel properties, 60 car rental companies and 500 airlines. European rail passes are also available. These and other services, collectively referred to as "travel accommodations," are all available to customers on the Company's Web site.

     In May of 1995 the Company fulfilled, at its Web site, a request by a customer in Hong Kong for a hotel reservation in Chicago, Illinois. The managers of the Company believed this international booking over the Internet, and the fulfillment activity that followed during 1995, was evidence of a substantial inefficiency in the availability of and access to travel information by individual and small business travelers. The management of the Company further determined that an unbiased Web site, i.e, a Web site where availability and fares were presented giving the customer the maximum number of choices, would address that market inefficiency.

     Success of this business methodology, i.e., presentation of travel availability and fare information without the intervention of a third party, would require a user friendly interface permitting quick and easy access to travel information on an individualized basis which would simultaneously reduce labor costs when contrasted with a traditional travel service. Management believed that a web site which provided this service would result in a customer base that would enable the Company to negotiate favorable contracts with travel suppliers and providers of travel information, resulting in reduced travel costs and increased customer traffic.

     From that initial hotel reservation booked in 1995, the Company has witnessed hotel confirmations issued at the Company's Web site increase from 20,348 to 53,368 during the fiscal years ending March 31, 1998 and 1999 respectively and increase from 23,938 to 96,983 during the six month periods ending September 30, 1998 and September 30, 1999, respectively.

     Expansion of the Company's customer base has been primarily achieved by increasing the number of the Company's affiliates, i.e., those independent web sites that have contractually agreed to use the Company's proprietary reservation system. This leveraging of relationships by the sharing of non-proprietary information has resulted in impressions, that is the number of pages displayed to those who visit the Company's web site, to grow from 1,879,252 to 6,782,168 for the fiscal years ending March 31, 1998 and 1999 and from 3,696,702 to 17,720,677during the six month periods ending September 30, 1998 and September 30, 1999, respectively.

     The vast majority of travel accommodations are booked and confirmed on TravelNow's Web site through an automated process. TravelNow has developed in house its proprietary technology for hotels and rental cars which interfaces with multiple sources of travel supplier information. A similar software system was implemented on September 30, 1999 for airline reservations capable of replacing an outsourced system obtained from another company. In addition to its automated systems, TravelNow provides online and telephone customer service support 24 hours per day, seven days per week.

     TravelNow's customers are normally not charged directly by the Company for booking travel accommodations on its Web site. The Company's primary source of revenue is commission income. Travel suppliers, such as hotel chains and car rental companies, pay commissions to TravelNow when travel accommodations booked through the Company are utilized by the Company's customers.

     The Company's principal executive offices are located at 318 Park Central East, Suite 306, Springfield, Missouri 65806. Its telephone number at that location is (417) 864-3600.

Corporate History

             Merger of TravelNow.com Inc. and Sentry Accounting Inc.

     On July 23, 1999, an Agreement and Plan of Reorganization was consummated between TravelNow.com Inc., a Missouri corporation ("TravelNow of Missouri"), and Sentry Accounting, Inc., a Florida corporation ("Old Sentry"), wherein Old Sentry acquired 100% of the issued and outstanding stock of TravelNow of Missouri for 1,475,533 shares of restricted common stock of Old Sentry. At the time of the merger, 491,000 shares of Old Sentry common stock were freely transferable or unrestricted and held by Old Sentry shareholders. The total shares of TravelNow at that point were 1,966,533. On July 28, 1999, the Company issued a stock dividend of approximately 4.25 shares for each share outstanding, increasing the total shares from 1,966,533 to 10,324,304 shares issued and outstanding. (See "Part II - Shares Eligible for Future Sale.")

     Old Sentry was the surviving corporation of the merger, but changed its name at the time of the filing of the Articles of Merger to TravelNow.com Inc. (hereinafter the combined companies, i.e., Old Sentry and TravelNow of Missouri, now known as TravelNow.com Inc., a Florida Corporation, will be referred to as "TravelNow" or the "Company" as indicated above).

     The transaction consummated between TravelNow of Missouri and Old Sentry is generally known as a reverse merger. A reverse merger is normally the result of a merger in which the acquiring corporation has less size and substance than the acquired company. The acquiring corporation survives as a legal entity, but the shareholders of the acquired company obtain a majority of the voting rights of the combined entity. The substantive effect of the transaction is thus reversed from the legal effect.

     At the time of the merger of TravelNow of Missouri into Old Sentry, Old Sentry had no significant operations and only nominal net assets. Since the former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity, TravelNow of Missouri is considered the "acquiring" corporation for both accounting purposes and for SEC reporting. In addition, since TravelNow's March 31 fiscal year-end has been adopted for the combined entity, TravelNow's quarterly reporting cycle will be used for the combined entity and no transition period report is necessary to meet SEC reporting requirements.

History of Sentry Accounting, Inc.

     Prior to the merger, Old Sentry was engaged in providing accounting services and related financial and administrative services to small businesses. The accounting and related financial and administrative services business of Old Sentry prior to the merger is described in Old Sentry's filing on SEC Form 10-SB filed on February 5, 1999 which filing was amended on SEC Form 10-SB/A1 on May 4, 1999 and further amended on SEC Form 10- SB/A2 filed on May 18, 1999. As part of the terms of the merger, Old Sentry's accounting and financial and administrative business was transferred to a shareholder of Old Sentry in exchange for 2,000,000 shares of Old Sentry's common stock and a cash payment of $2,000. The merger was effective on July 27, 1999. Immediately after the merger, Messrs. Wasson and Noble, directors of TravelNow of Missouri, were appointed directors of TravelNow. The Board of Directors of the Company has adopted a resolution which provides that effective as of the date of the approval by the shareholders of the merger Messrs. Wasson and Noble shall serve as Co-Chief Executive Officers with Mr. Noble also serving as the Company's Secretary.

     Certain of the shareholders of Old Sentry agreed to make a capital contribution to TravelNow in the amount of $500,000. This capital contribution was completed in installments on August 6, 1999. See Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Corporate History of TravelNow of Missouri Prior to the Merger

     TravelNow of Missouri was incorporated under the laws of the state of Missouri as Travel Now Network, Inc. on March 22, 1995. On March 21, 1997, TravelNow of Missouri merged into Eleven Twelve Corporation, a Missouri company. Although Eleven Twelve Corporation was the surviving entity, Eleven Twelve Corporation changed its name to TravelNow Global Reservation Network, Inc. at the time of the merger. On April 29, 1999 the Company changed its name to TravelNow.com Inc.

Travel Suppliers

     Information regarding the availability of hotel rooms, airline flights and rental cars and other travel services is generated and provided to the travel industry by "travel suppliers." Examples of well known travel suppliers include Holiday Inn and Hyatt hotels, Avis and Hertz automobile rental companies, and American Airlines and United Airlines. TravelNow has access to travel suppliers of over (1) 40,000 hotels consisting of millions of hotel rooms throughout the world, (2) 500 airlines, which on any given day involves thousands of airline passenger seats moving between specified destinations around the globe, and (3) fleets of tens of thousands of automobiles located in cities throughout the world.

Global Distribution Systems

     Data as to the availability and pricing of hotel rooms, airline seats and automobiles is constantly gathered from travel suppliers by electronic global distribution services ("GDS") such as Sabre Holding Corporation's SABRE system ("SABRE"), Pegasus Systems, Inc.'s Thisco, Worldspan and others. TravelNow has contracts with two GDS systems: Sabre, and Thisco. Through its relationship with McDaniel Travel, Inc. it has an indirect relationship with a third GDS system, Worldspan. (With respect to McDaniel Travel Inc. see the material following Item
12. "Certain Relationships and Related Transactions.") Each of the contracts with these GDS systems permit the Company to use the Company's proprietary software to access information regarding the availability of hotel rooms, rental cars and airlines, including the fares and rates for these travel accommodations.

     Provided that bookings through the Company's Web site remain at specified contractual levels no payments are due to any of these GDS systems. Further, McDaniel Travel, Inc. does not charge TravelNow fees of any kind as a result of the Worldspan contract with McDaniel Travel, Inc. in which Worldspan permits the Company to have access to its proprietary information. Currently the Company is maintaining these required levels and no payments are due to Thisco, Sabre or Worldspan. However there is a dispute between McDaniel Travel and Worldspan in which Worldspan claims it is owed $15,000 as a result of the Company's failure to maintain the required booking levels during an earlier period. Management believes it is improbable that the Company is liable for any amount. Any sums owed by McDaniel Travel, Inc. to Worldspan will be an obligation of the Company. The Company does not anticipate that this difference of opinion will lead to a disruption in the ability of the Company to access the Worldspan proprietary data base. The availability of travel accommodations and their respective fares and rates are then presented to TravelNow's leisure and business traveler customers at the Company's Web site through its proprietary software interface.

     By obtaining hotel, airline and auto rental availability and fares from multiple GDS systems rather than rely upon only one GDS, TravelNow believes that it is avoiding dependence on any one of these third party providers to continue to offer and maintain such services. Nevertheless, any discontinuation of these services by one or more GDS, or any reduction in performance of a GDS that requires the Company to replace such services, could be disruptive to the Company's business.

Commission Payments

     TravelNow earns commissions on travel accommodations either (1) as a percentage of the gross dollar value of the travel booking, or (2) as a fixed dollar amount per booking. The specific percentage or fixed dollar amount is dependent upon whether the booking involves a (1) vacation package, (2) hotel room, (3) car rental, (4) airline ticket, (5) Eurail ticket , or (6) hotel rooms and/or airline tickets through consolidators of such travel accommodations. Typically, the commissions on hotel rooms and rental cars are a higher percentage of the gross booking value than on airline tickets. Airline ticket commissions can also vary among airlines.

Company's Dependence on Travel Suppliers and Lack of Commission Agreements

     The Company is dependent upon information from travel suppliers to offer its customers access to travel services and products. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict the Company's access to their inventory, which could significantly decrease the amount or breadth of the Company's inventory of available travel offerings and would have a material adverse effect on the Company's business, operating results and financial condition. Consistent with industry practices, travel suppliers without written contractual agreements pay customary commission rates for bookings made through the Company's Web site but could unilaterally change this practice at any time with respect to future bookings. Once in 1994 and twice in 1997, the major airlines reduced commissions that would be paid to travel agencies and online services for airline reservations. Accordingly, travel suppliers can reduce current industry commission rates or eliminate such commissions entirely, which would have a materially adverse effect on the Company's business, operating results and financial condition.

     TravelNow currently provides airline reservation services to its customers through its own proprietary technology and through the systems of another organization. The Company's proprietary airline software was recently developed as a strategically important element in serving the needs of its customers and the requirements of the Company's affiliated Web sites which use TravelNow to provide travel services to their customers.

Company Growth Through Affiliate Program

     A substantial portion of the Company's growth has come from providing its travel reservation engine to 400 independent operators of Web sites with whom the Company currently shares its commissions. Generally these Web sites note the travel service at their site is "powered by TravelNow". An independent Web site that has contracted for the use of the TravelNow reservation engine is referred to as an Affiliate.

     TravelNow established its Affiliate Program as a cost effective mechanism to increase the Company's customer base without the expenditure of substantial sums of capital on direct advertising. The Web site of each Affiliate is dynamically connected to the TravelNow reservation engine in exchange for the sharing of commissions with the Affiliates. This program has contributed substantially to the Company's growth and allowed the Company to benefit from the advertising, marketing and other activities of its Affiliates to develop traffic for their respective Web sites.

     The activities used by Affiliates to increase traffic to their Web sites are not controlled or influenced by TravelNow except in so far as the sharing of commission revenue affects the actions of each Affiliate. The Company believes that its own ability to grow will depend in large part on, among other things, its ability to continue to generate sales volume by effectively maintaining its current relationships with its Affiliates and to continue the expansion of its Affiliate program.

     Set forth in the table below is the cumulative number of leisure and business travelers that booked travel reservations through the Company's Web site during the periods indicated:

                          Number of TravelNow Customers


 Fiscal Year Ending   Six Months Ending  Fiscal Year Ending   Six Months Ending
   March 31, 1998    September 30, 1998    March 31, 1999    September 30, 1999
   --------------    ------------------    --------------    ------------------
       21,914              45,892              76,856              186,152

     The Company offers to customers, who affirmatively elect to do so, the option to receive travel-related information on a regular basis through email communications. As of September 30, 1999, 119,694 leisure and business travelers who have previously booked travel reservation through the TravelNow Web site were receiving these periodic emails from the Company.



                 The rest of this page left blank intentionally

The following chart shows the number of hotel reservations booked by week through TravelNow by its customers from the week beginning March 16, 1997 through the week beginning September 26, 1999. During that time period, hotel reservations booked by the Company have increased from less than 450 per week in March 1997 to more than 5,300 per week in September 1999.


 [GRAPHIC OMITTED]






                 The rest of this page left blank intentionally

Limited Operating History of Online Business

     The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce.

     There can be no assurance that the Company will continue to be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company incurred a net operating loss during the fiscal year ending March 31, 1998 of $29,079 and a net operating profit during the quarter ending June 30, 1998 of $55,730. The Company had net operating income during the fiscal year ending March 31, 1999 of $27,484 and a net operating loss during the quarter ending June 30, 1999 of $747,151, including a $650,000 non-cash charge for stock-based compensation. The Company had stockholders' equity of $65,948 as of June 30, 1999.

Software Development Expenses and Unpredictability of Operating Results

     As a result of the Company's limited operating history in online commerce and the emerging nature of the markets in which the Company competes, the Company is unable to accurately forecast its revenues.

     During the last two fiscal years ending in March 31, 1999, the Company invested approximately $195,000 developing, maintaining and operating its proprietary software. The Company is currently incurring expenses developing second generation proprietary software to gather data from GDS systems and to present that data to its customers. To this end, the company has entered into a consulting agreement with a consulting firm and has hired personnel necessary to complete this endeavor, including a database administrator. The Company has estimated these development expenses through the time of implementation of this second generation system at approximately $500,000. To the extent expenses for the development of this software precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and may result in losses in a given quarter. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected expenses or significant revenue shortfalls, there would be an immediate material adverse effect on the Company's business, operating results and financial condition.

Seasonal Variation in Income

     The Company expects that it will experience seasonality in its business corresponding to seasonal fluctuations in the travel industry as well as Internet and commercial online service usage. Historically, the Company has experienced increases in its business during the January to March time period related to business travel. Further increases have occurred from April through August as a result of both business and leisure travel. A seasonal decline has normally occurred during months of September through December. Seasonality in the travel industry, Internet and commercial online service usage is expected to cause future quarterly fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

Other Factors Affecting Income

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, the following:

     (a) the announcement or introduction of new or enhanced sites, services and products by the Company's competitors,

     (b) general economic conditions and economic conditions specific to the Internet, online commerce or the travel industry,

     (c) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services offered by the Company,

     (d) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,

     (e)  the level of traffic on the Company's online sites,

     (f)  technical difficulties, system downtime or Internet brownouts,

     (g) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure,

     (h)  governmental regulation and

     (i)  unforeseen events affecting the travel industry.

Competition

     The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by Sabre Holdings Corporation, a majority-owned subsidiary of American Airlines), The Trip.com, Inc., TravelWeb (operated by Pegasus Systems, Inc.), GetThere.com, and Preview Travel, among others.

     Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, typically by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services.

     Many airlines and hotels offer travel services directly through their own Web sites, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

     Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, and competitive pressures faced by the Company could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and commercial online services as an effective medium of commerce by consumers. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. Convincing consumers to purchase travel services online may be particularly difficult, as such consumers have traditionally relied on travel agents for advice and recommendations as to destinations and accommodations as well as bookings, and are accustomed to a high degree of human interaction in purchasing travel services.

     Rapid growth in the use of and interest in the Web, the Internet and commercial online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and commercial online services as a medium of commerce, particularly for purchases of travel services. Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty and there exist few proven services and products.

     The development of the Internet and commercial online services as a viable commercial marketplace is subject to a number of factors, including continued growth in the number of users of such services, concerns about transaction security, continued development of the necessary technological infrastructure and the development of complementary services and products. If the Internet and commercial online services do not become a viable commercial marketplace, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Management of Potential Growth

     The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its Customer base and market opportunities. The Company has also recently added a number of key managerial and technical employees, and the Company expects to add additional key personnel in the future. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction- processing, operational, customer service and financial systems, procedures and controls, implement a formal disaster recovery program and expand, train and manage the Company's growing employee base. The Company also will be required to expand its finance, administrative and operations staff.

     Further, the Company's management will be required to maintain and expand its relationships with various travel service suppliers, other Web sites and other Web service providers, Internet and commercial online service providers and other third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, operating results and financial condition could be materially adversely affected.

Dependence on Attraction and Retention of Key Employees

     The Company's performance is substantially dependent on the continued services and on the performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company does have employment agreements with its Co-Chief Executive Officers, Chief Information Officer and Chief Financial Officer and has applied for separate term life insurance policies on three of its executives in the face amount of $5,000,000 each with the Company the named beneficiary. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate qualified software developers, other skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

     The failure to retain and attract necessary software developers, technical, managerial, and customer service personnel could have a material adverse effect on the Company's business, operating results and financial condition. Although none of the Company's employees is represented by a labor union, there can be no assurance that the Company's employees will not join or form a labor union or that the Company will not be required to become a union contract signatory.

     As of September 30, 1999, the Company had 30 full time employees and 6 part time employees. Of these employees, 5 were involved in sales and marketing, 15 were involved in customer service, 9 were involved in technology and development and 7 were involved in operations, finance, administration.


Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks.

     The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company's revenues depend on the number of customers who use its online travel sites to book their travel reservations. Accordingly, the satisfactory performance, reliability and availability of the Company's online sites, transaction-processing systems and network infrastructure are critical to the Company's operating results, as well as its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in downtime on the Company's Web site or reduced performance of the reservation system reduces the volume of reservations and the attractiveness of the Company's service offerings, which could have a material adverse effect on the Company's business, operating results and financial condition.

     There can be no assurance that the Company's transaction-processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction-processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition.

Risk of System Failure; Single Site.

     The Company's success, in particular its ability to successfully receive and fulfill orders online and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located at a single facility in Springfield, Missouri. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

     The Company does not have a redundant system in place to back-up a loss of electrical power. The Company has relocated its development staff to the Denver, Colorado area for the purposes of developing the Company's second generation proprietary software. When completed, which management expects to occur not later than December 31, 1999, this software will run concurrently at the Springfield, Missouri and Denver, Colorado locations and a telecommunications supplier will be added at the Company's Denver area location. This will provide separate locations for the Company's servers as well as multiple telecommunications suppliers. Until the completion of the foregoing, or if the Company is financially unable to complete the foregoing, it will continue to remain vulnerable to the risks of having only one site for its operations.

     The Company has entered into a contractual relationship with a second telecommunication supplier (it currently has a contract with an international telecommunication supplier) in the Springfield, Missouri area, effective October 1, 1999 which will provide some redundancy in the event one of its telecommunications suppliers has a system failure. The company does not carry business interruption insurance to compensate it for losses that may occur if a failure of telecommunication services or a power failure disables the Company's operations.

     Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property; Third Party Licenses

     The Company has recently filed for U. S. Service Mark protection of "TravelNow.com." On September 22, 1999 the United States Department of Commerce Patent and Trademark Office notified the Company that an application filed prior to the date of the Company's application is a "potentially conflicting pending application" with the Company's application. The examining attorney representing the Patent and Trademark Office notes that if the earlier filed application matures into a registration, the registration of the Company's application may be refused. The Company has several options at this juncture and has not yet decided which of these options would be the most appropriate to pursue. Further, because the name TravelNow has been used in the travel business in a context apart from the Internet, prior to its use by the Company, it is not clear whether U. S. Service Mark protection will be granted or even if granted whether it would protect the Company from use by others on the Internet or elsewhere. The Company does not believe that its ability or inability to obtain a Service Mark with respect to the name TravelNow.com will have a material impact on its business in as much as no other entity will be able to use that URL address. The Company is in the process of selecting a trademark for which it intends to seek trademark protection.

     The company relies on confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company has not sought registration of its name or trademark other than in the United States. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties such as its Affiliates. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, operating results and financial condition.

     There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     The Company also intends to strategically license certain content for its online sites from third parties, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content.

Governmental Regulation

     The Company is subject to regulations applicable to businesses generally. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

     Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company's business, operating results and financial condition.

     The costs and effects of compliance with environmental laws do not have and are not anticipated to have a material impact on the Company or its financial condition.

Item 2. Description of Property

     The Company is headquartered in Springfield, Missouri where it leases an aggregate of approximately 4,787 square feet of space, housing its principal administrative, sales and marketing, and customer service organizations as well as its primary computer and communications systems. The Company's lease for its Springfield, Missouri space, is sufficient as to its condition and size to meet the current needs of the Company. This lease agreement expires on August 31, 2000 with an option to renew such lease for an additional one year term. The Company has moved its product development staff to the Denver, Colorado area where it is currently operating at a temporary location under the supervision of its Chief Information Officer. The Company is currently seeking office space in the Denver, Colorado area. The Company anticipates that it will require additional space within the next 12 months, and believes that such additional space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

     The Company is not currently subject to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted for a vote of registrant's security holders since the filing of registrant's 10-QSB for the period ending June 30, 1999 which report is incorporated herein and by this reference made a part hereof. The merger of TravelNow of Missouri and Old Sentry was submitted to a vote of shareholders of TravelNow of Missouri and was unanimously approved by TravelNow's shareholders on July 23, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Old Sentry's stock traded under the symbol SNTY on the OTC Bulletin Board from February 5, 1999, until August 1, 1999. There were approximately 491,000 shares of Old Sentry's common stock issued and outstanding as of July 23, 1999. The Company has done a search to determine the availablity of high and low bid information for Old Sentry common stock for the periods indicated below, and has been unable to locate these historical records if in fact such activities in the Company's shares occurred prior to the merger of July 27, 1999 referred to elsewhere in this filing.

                                                       High           Low
                                                       ----           ---
     Fourth Quarter 1999:   February 5 - March 31   Unavailable   Unavailable
      First Quarter 1999:       April 1 - June 30   Unavailable   Unavailable
     Second quarter 1999:       July 1 - August 1   Unavailable   Unavailable

     The Company's stock has traded under the symbol TNOW on the OTC Bulletin Board since August 2, 1999. There were 10,324,304 shares of the registrant's common stock issued and outstanding as of September 20, 1999. The following table shows the high and low bid information for the Company's common stock as reported on the OTC Bulletin Board, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and which may not represent actual transactions.

                                           1999             High          Low

       Third Quarter from August 2-September 30            15 1/8        5 1/8

     The closing sale price of the Company's Common Stock as reported on the OTC Bulletin Board on September 20, 1999 was $125/8 per share. As of that date there were approximately 645 holders of record of the Company's common stock. This includes the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of the Company's common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the common stock of TravelNow.

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock and has as of the date of this report not issued any other securities. The Company anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities-Summary

     As of March 31, 1996, the Company had issued 14,600 shares of its unissued but authorized common stock. Five employees received 9,745 shares in exchange for services, and 4,855 shares were issued to nine shareholders in exchange for cash in the amount of $241,125.00. Then, on September 2, 1996, the Company authorized a three-for- one stock split bringing the total shares of the Company's common stock outstanding to 43,800 shares. Thereafter on or about February 19, 1997, the Company issued 38,400 shares of its authorized but unissued common stock to two shareholders for $1.00 per share bringing the total shares issued and outstanding to 82,200.

     Effective on March 21, 1997, the Company merged with Eleven Twelve Corporation, a Missouri corporation, and underwent a recapitalization. As a result of that merger, one shareholder holding 8,100 shares of the Company's common stock was forced to elect a choice of either appraisal rights or the stock's valuation of $1.00 per share. That shareholder did not choose to pursue the statutory right of appraisal but accepted $1.00 per share for each of the 8,100 shares. As a result of the merger and recapitalization on March 21, 1997, twelve shareholders held 41,100 shares of the Company's issued and outstanding common stock, and the Company received additional cash capital contributions of $7,000.00, for a total of $248,125.00 of capital contributions in cash when added to the previous $241,125.00. In addition to the capital contributions in cash Company promissory notes and trade receivables in the amount of $47,500.00 were forgiven.

     On June 9, 1997, the Company issued 4,000 shares to the Company's counsel in exchange for legal services. (See the material following the Item 12 "Certain Relationships and Related Transactions.") On May 18, 1999, the Company issued 13,000 shares of its authorized but unissued common stock to five employees as a stock bonus. For further details see the table following the caption "Shares Issued As a Stock Bonus."

     Thus, between August 6, 1995, and May 18, 1999, the Company issued a total of 58,100 shares to eighteen shareholders. The following table reflects the shares of the Company's stock issued in the foregoing transactions after giving effect to the stock dividend on May 25, 1999, the merger on July 27, 1999 and the stock dividend on July 28, 1999. Also included in the table below are 1,800 shares of the Company's Common Stock issued to a former employee on June 2, 1999 in exchange for $180.00 pursuant to an agreement previously entered into between the Company and the employee for services rendered by that employee which agreement ended on September 30, 1998.

--------------------------------------------------------------------------------
  Number of Shares issued by the       Number of shares issued by the Company
  Company between August 6, 1995      between  August 6, 1995 and May 25, 1999
       and May 25, 1999                adjusted for results of stock dividend
                                      issued on May 25, 1999, Merger effective
                                      July 27, 1999 and stock dividend issued
                                                   July 28, 1999
--------------------------------------------------------------------------------
            58,100                                  7,751,802(1)
--------------------------------------------------------------------------------

(1)  See the material following the caption "Shares Eligible for Future Sale."

     These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 found in Section 4(2). Each of the recipients had adequate access to the information necessary to evaluate the risks attendant to the issuance of those shares and represented that he or she was acquiring the securities for investment only and not with any intention for sale in connection with any distribution as reflected by appropriate legends affixed to the securities issued in each of the foregoing transactions.

     Shares Issued As a Stock Bonus

     At a special meeting of shareholders of TravelNow held on May 18, 1999 in which all shareholders were present in person or by proxy, the shareholders of TravelNow unanimously approved the following stock bonuses.


       Employee         Number of Shares approved for stock    Stock bonuses issued on 05/18/1999
                            bonuses by Unanimous Vote of     adjusted for results of stock dividend
                              Shareholders 05/18/1999            issued on May 25, 1999, Merger
                                                               effective July 27, 1999 and stock
                                                                 dividend issued July 28, 1999
---------------------------------------------------------------------------------------------------
    Jamie Coppedge                        500                                 66,624
      Chris Lynch                         500                                 66,624
     Monica Tindal                        100                                 13,325
      Jeff Wasson                       5,950                                792,830
John Christopher Noble                  5,950                                792,830
                                       ------                              ---------
         Total                         13,000                              1,732,233
                                       ======                              =========


     These bonuses were discretionary on the part of the Company and given in recognition of the dedication of the recipients to their work on the behalf of the Company. The recipients represented their intentions to hold the securities for investment only and not with a view to or for sale in connection with any distribution thereof as reflected by appropriate legends affixed to the securities issued in connection with the foregoing stock bonuses.

     The Company has not issued any other equity securities during the period covered by this report.

Shares Eligible for Future Sale

     Currently the Company has authorized, issued and outstanding 10,324,304 shares of its common stock, no par value. Of these shares, 2,572,502 were unrestricted and freely tradeable and 7,751,802 were restricted. All of the 7,751,802 restricted shares currently outstanding will become eligible for sale in the public market beginning on July 26, 2000 pursuant to Rule 144.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner except an affiliate) is entitled to sell within any three-month period a number of shares that does not exceed the greater of: (1) one percent of the number of total shares of common stock then outstanding (which will equal 103,243 shares based on the shares outstanding as of the date of this filing); or (2) the average weekly trading volume of the common stock on the Nasdaq Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale. The average weekly trading volume on the Nasdaq Bulletin Board for the four week period ending September 20, 1999 was 355,975. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about TravelNow.

Description of Capital Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, no par value, and 25,000,000 shares of preferred stock, no par value.

Common Stock

     As of September 20, 1999, 10,324,304 shares of common stock were outstanding and held of record by approximately 645 stockholders. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. See "Dividend Policy."

     In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions available to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

     The Company is authorized to issue 25,000,000 shares of preferred stock, no par value. The Board of Directors has the authority to issue the preferred stock in one or more series and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. At present, the Company has no plans to issue any shares of preferred stock.


                 The rest of this page left blank intentionally

Item 6. Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial data for the years ending March 31, 1999, and 1998, and the three months ending June 30, 1999, and 1998 (unaudited) have been derived from the Company's financial statements. This information should be read in conjunction with the financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                      Years Ending March 31       Three Months Ending June 30
                                      ---------------------       ---------------------------
Statement of Operations Data           1999           1998            1999           1998
----------------------------           ----           ----            ----           ----

Total Revenues                     $   886,172    $   345,677     $   381,449     $   155,701
Cost of Revenues                       532,050        149,445         284,214          50,427
                                   -----------    -----------     -----------     -----------
    Gross Profit                       354,122        196,232          97,235         105,274
                                   -----------    -----------     -----------     -----------

Operating Expenses
    Sales and Marketing                 86,258         29,953          29,519           6,235
    General and Administrative         240,380        187,248         164,867          43,309
    Stock-Based Compensation                 0          8,110         650,000               0
                                   -----------    -----------     -----------     -----------
        Total Operating Expenses       326,638        225,311         844,386          49,544
                                   -----------    -----------     -----------     -----------

Income/(Loss) Before Taxes              27,484        (29,079)       (747,151)         55,730
Provision for Income Taxes                   0              0               0               0
                                   -----------    -----------     -----------     -----------
    Net Income/(Loss)              $    27,484    ($   29,079)    ($  747,151)    $    55,730
                                   ===========    ===========     ===========     ===========

Net Income/(Loss) Per Share
    Basic                          $      0.01    ($     0.01)    ($     0.29)    $      0.02
    Diluted                        $      0.01    ($     0.01)    ($     0.29)    $      0.02

As a Percent of Total Revenues
------------------------------

Total Revenues                          100.0%         100.0%          100.0%          100.0%
Cost of Revenues                         60.0%          43.2%           74.5%           32.4%
                                   -----------    -----------     -----------     -----------
    Gross Profit                         40.0%          56.8%           25.5%           67.6%
                                   -----------    -----------     -----------     -----------

Operating Expenses
    Sales and Marketing                   9.8%           8.7%            7.8%            4.0%
    General and Administrative           27.1%          54.2%           43.2%           27.8%
    Stock-Based Compensation              0.0%           2.3%          170.4%            0.0%
                                   -----------    -----------     -----------     -----------
        Total Operating Expenses         36.9%          65.2%          221.4%           31.8%
                                   -----------    -----------     -----------     -----------

Income/(Loss) Before Taxes                3.1%          (8.4%)        (195.9%)          35.8%

Provision for Income Taxes                0.0%           0.0%            0.0%            0.0%
                                   -----------    -----------     -----------     -----------
    Net Income/(Loss)                     3.1%          (8.4%)        (195.9%)          35.8%
                                   ===========    ===========     ===========     ===========


                                       18


Balance Sheet Data                    3/31/99      3/31/98      6/30/99     6/60/98
------------------                    -------      -------      -------     -------

Cash and Cash Equivalents            $   6,227    $   3,849    $  51,314   $      98
Accounts Receivable                    106,562       43,692      173,494      64,821
                                     ---------    ---------    ---------   ---------
    Current Assets                     112,789       47,541      224,808      64,919

Property and Equipment - Net            46,345       37,643       54,281      37,059
                                     ---------    ---------    ---------   ---------
    Total Assets                     $ 159,134    $  85,184    $ 279,089   $ 101,978
                                     =========    =========    =========   =========

Accounts Payable                     $  83,066    $  44,716    $ 100,151   $  42,726
Accrued Liabilities                     44,596       27,180       51,152      10,034
Notes Payable - Current Portion         68,538       69,238       61,838      51,238
                                     ---------    ---------    ---------   ---------
    Current Liabilities              $ 196,200    $ 141,134    $ 213,141   $ 103,998

Notes Payable Less Current Portion           0        8,600            0       6,800
Stockholders' Equity/(Deficit)         (37,066)     (64,550)      65,948      (8,820)
                                     ---------    ---------    ---------   ---------
    Total Liabilities and Equity     $ 159,134    $  85,184    $ 279,089   $ 101,978
                                     =========    =========    =========   =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes to the statements included below as part of this Form 10-KSB.

Overview

     TravelNow's revenues are comprised principally of commissions paid by travel suppliers related to the online booking of travel reservations for the Company's customers. Additional revenues are generated from banner advertising on the Company's Web site, www.travelnow.com. Commission income includes revenues from hotel, car, airline and rail reservations. Revenues and expenses related to airline tickets and hotel rooms which are purchased and resold by the Company are recognized in total rather than on a commission basis.

     TravelNow customers connect to the Company's Web site either directly or through links with affiliated Web sites. Commissions generated from reservations booked by customers that connect to TravelNow through an affiliated Web site are shared with that Affiliate.

     The cost of revenues on the Company's financial statements is comprised of expenses directly associated with the provision of travel services to customers. This includes the cost of maintaining the Company's Web site, expenses related to providing customer service, commission payments to Affiliates and the purchase of airline tickets and hotel rooms that are resold to customers.

Results of Operations and Comparison of Operating Results

     TravelNow's total revenues for the fiscal year ending March 31, 1999 ("FY1999") were $886,172, which represented an increase of $540,495 or more than 156%. Net income for the period was $27,484 compared with a net loss for the prior year of $29,079. Earnings per share for FY1999 were $0.01 on both a basic and diluted basis.


     During the three months ended June 30, 1999, total revenues of $381,449 increased by 145% from the same quarter of the prior year and exceeded the $345,677 total for FY1998. The net loss for the quarter was $747,151 verses a net income of $55,730 in the same quarter of the prior year. The net loss in the most resent quarter included a $650,000 non-cash charge for stock-based compensation related to an employee stock bonus paid on May 18, 1999

(see Item 5 - Shares Issued As A Stock Bonus). The net loss per share for the June 30, 1999 quarter was $0.29 on both a basic and diluted basis.

     The net loss during the June 1999 quarter of $97,151 before the stock-based compensation reflects in part management's decision to structure the Company for additional rapid growth in the near term and for a substantially higher level of operations in the long-term. Bookings of travel reservations for the Company's customers continued to increase through September 1999 and revenues for the quarter ended September 30, 1999 are expected to substantially exceed revenues for the June 1999 quarter.

     Revenues. The Company's total revenues have been increasing as the direct result of an expanding customer base and a higher level of confirmed travel bookings on the TravelNow Web site. The number of confirmed hotel bookings during the quarter ended June 30, 1998 averaged approximately 1,000 per week. This average increased to approximately 3,200 per week for the quarter ending June 30, 1999 and continued to grow during the subsequent quarter. The introduction of the Company's own car reservations system in January 1999 has also added to revenues.

     Cost of Revenues. The Company's cost of revenues as a percent of total revenues has increased due to several factors: (1) the rapid growth of bookings from affiliated Web sites and higher commission payment percentages has shifted the mix of business and generated higher commission payments to Affiliates, (2) the personnel and infrastructure costs associated with expanding the capacity and capabilities of the Company's Web site and customer service organization, and (3) in some periods, a higher level of airline tickets purchased and resold.

     The cost of revenues as a percent of revenues increased from 43.2% in the year ending March 31, 1998 to 60.0% in the year ended March 31, 1999. This percentage increased further to 74.5% during the quarter ended June 30, 1999 as the growth of business from affiliates continued and the costs of building Web site capacity and infrastructure were added faster than the growth in revenue. The Company anticipates future increases in revenue will offset, at least in part, the percentage growth in the cost of revenues. If such growth is not realized, the Company's operating results and financial position could be adversely affected.

     Selling and Marketing Expenses. Sales and marketing expenses include payroll and other costs associated with developing and managing the Company's affiliate program as well as direct advertising expenditures. Personnel-related expenses increased on an absolute basis in FY1999 relative to FY1998, but declined slightly as a percent of revenues. The overall percentage increase from 8.7% to 9.8% of revenues was due to direct advertising expenses. In FY1999, the Company traded advertising services with another Internet-based organization. The value of these advertisements was recognized in the Company's financial statements as revenues and advertising costs in equal amounts.

     General and Administrative Expenses. During FY1999, general and administrative costs increased from $187,248 in the prior year to $240,380, or by 28.4%. The principal increases were in salaries, insurance, telephone and rent. Since total revenues grew much faster, general and administrative expenses as a percent of revenues declined from 54.2% to 27.1% for the year.

     During the three months ended June 30, 1999, general and administrative expenses increased to 43.2% of sales due to the continued staff and facility expansion and a higher level of travel and entertainment activity.

Liquidity and Capital Resources

     In conjunction with the merger of TravelNow of Missouri and Old Sentry consummated on July 23, 1999, TravelNow received capital contributions from certain shareholders of Old Sentry totaling approximately $500,000. Of this amount, approximately $200,000 was received on or before June 30, 1999 and was included in the unaudited financial statements for the June 1999 quarter. The remaining $300,000 of the capital contributions was received in July and August 1999 and therefore is not included in the June 30, 1999 financial statements.

     During the fiscal year ended March 31, 1999, net cash provided by operating activities was $38,500. These funds were applied to the acquisition of property and equipment ($26,822) and to net repayments of loan and notes payable ($9,300) which, on balance, resulted in a small increase in the Company's cash position during the fiscal year.

     During the quarter ended June 30, 1999, net cash used by operations was $135,706. This cash usage included the net loss of $97,151 (before the $650,000 non-cash compensation charge) and a net increase in operating assets of $43,291, principally due to a $66,932 increase in accounts receivable. Financing activities for the quarter included the $200,000 capital contribution noted above. Cash and cash equivalents increased by $45,087.

     A factor that affects the Company's liquidity planning is not included in the Company's financial statements. TravelNow recognizes commission revenues on confirmed hotel reservations, net of allowances for cancellations, on the date the hotel stay is scheduled to be completed, i.e., the departure date. Additional confirmed bookings as of a balance sheet date are not recognized as revenues or receivables if the departure date is after the balance sheet date. These confirmed bookings, which have not been recognized for financial statement purposes, represent a significant anticipated source of cash flow for the Company.

Subsequent Events and Commitments.

     Subsequent to June 30, 1999, the Company received $300,000 in capital contributions from certain shareholders of Old Sentry. Approximately $150,000 of this amount was being held as cash and cash equivalents as of October 11, 1999.

     The Company entered into a consulting agreement for computer programming services related to software development. Depending on the ultimate scope of the project, this contract will range in cost from $200,000 to $350,000. Through September 1999, the Company has incurred a liability for approximately $100,000 of such services. In addition, outside purchases of application software related to this project are expected to total $90,000.

     The management of TravelNow believes that actual and anticipated levels of operating revenues are sufficient to meet its near-term cash requirements. If such levels of operating revenues are not realized, the Company's operating results and liquidity could be adversely affected. On a longer-term basis, the Company could determine that additional financing is required to fund its operations. The Company has no specific plans to raise additional capital at this time, and there is no assurance that such capital would be available to the Company in sufficient amounts or on terms acceptable to the Company.

Year 2000

     The Year 2000, or "Y2K," issue relates to computer systems which read and process calendar dates as part of their functionality and might not properly interpret the year "2000." This problem can occur because historically many computer programs were designed to use two-digit fields to store and recognize years. As a result, the date 01/01/00 would be read by such programs as January 1, 1900 instead of January 1, 2000.

     TravelNow has undertaken a thorough process to identify, correct and test potential Y2K problems in the software systems used within the company. The Company believes that potential Y2K problems in its mission critical systems which support Web-based travel reservation services have been identified, corrected and tested. Additional testing and ongoing compliance monitoring is in progress. Reservations for travel services in the year 2000 are currently being handled by the Company's systems.

     The status of the Company's Y2K process by its principal phases is as follows: (1) Identification - Complete; (2) Inventory - Complete, (3) Readiness
Projects: (a) Majority of Mission Critical Projects - Complete, (b) Non-Mission Critical Projects - Complete, and (4) Testing and Monitoring - In Progress.

     TravelNow's Year 2000 program costs have not and are not expected to have a material effect on the Company's operating results or financial condition. The Company has maintained normal operating conditions of its systems and no critical software development programs have been deferred due to Year 2000 projects.

     The Company's development of a new software platform for its reservation systems is scheduled for completion by year-end 1999. An independent third party consulting organization will be involved to test this new platform and verify Y2K compliance throughout the development process. The implementation of the new platform will provide the Company with two separate reservation systems as a contingency plan for Y2K issues.

     The Company's internal computer systems interface with the external computer systems of various travel suppliers and global distribution services. Several interoperability tests with these external systems have been successfully conducted. However, all such systems have not been tested for potential Y2K interface problems with TravelNow's software systems. The Company does not have the resources to assess all potential problems associated with the risk of failure by third party suppliers. The Company's contingency plan is to use as many third party suppliers as possible to limit the risk of one supplier not being Year 2000 compliant. The failure of any of TravelNow's computer systems or of the systems with which TravelNow interfaces to properly handle Year 2000 and related issues could have a materially adverse effect on the Company's business, its operating results and financial condition.

Item 8. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure.

     During the most recent two fiscal years and any later interim periods, the principal independent accountant has not resigned, declined to stand for reelection, or been dismissed as a result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and during such periods, the principal accountant's reports on the financial statements of the Company have not contained an adverse opinion or disclaimer of opinion and have not been modified as to uncertainty, audit scope, or accounting principles. However, in anticipation of the preparation of the audited financial statements contained herein, the Company (TravelNow of Missouri) appointed Deloitte & Touche LLP as its independent auditors. Upon consummation of the Merger effective as of July 27, 1999, Deloitte & Touche became the independent accountants for the Company. This change was noted in the Company's Current Report on Form 8-K filed on August 6, 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information with respect to the executive officers and directors of TravelNow.com Inc., as of the date of this filing.


Name                              Age      Position with TravelNow.com Inc
----                              ---      -------------------------------
John Christopher Noble            27       Co-Chief Executive Officer & Director
Jeffrey Alan Wasson               26       Co-Chief Executive Officer & Director
Christopher R. Kuhn               32       Chief Information Officer & V.P.
H. Whit Ehrler                    58       Chief Financial Officer & V.P.
Craig Alan Dayberry               39       Database Administrator

     John Christopher Noble was a founding member of TravelNow in May, 1995. The first meeting of shareholders of the Company was held on August 6, 1995 at which time Mr. Noble was elected to the Board of Directors. Currently Mr. Noble serves as the Company's Co-Chief Executive Officer and Secretary. From January of 1995 until May of 1995 Mr. Noble was a student at Southwest Texas State University in San Marcos, Texas and from September of 1994 until December of 1994, Mr. Noble was a student at Austin Community College, Austin Texas.

     Jeffrey Alan Wasson was a founding member of TravelNow in May, 1995. The first meeting of shareholders of the Company was held on August 6, 1995 at which time Mr. Wasson was elected to the Board of Directors. Currently Mr. Wasson serves as the Company's Co-Chief Executive Officer. From August 1991 until May of 1995 Mr. Wasson was a full time student at the University of Missouri, Columbia, Missouri majoring in Travel and Tourism.

     Christopher R. Kuhn joined the Company on July 12, 1999 as Chief Information Officer. Prior to joining TravelNow Mr. Kuhn was Director of Web Development for Compaq Computers from August, 1998 until July, 1999, Manager of Web Service Solutions with Digital Equipment from April, 1998 until August, 1998 and Manager of Web Engineering for MCI Telecommunications from November, 1989 until April, 1998. Mr. Kuhn graduated from the University of Florida in 1989 with a degree in Computer Information Systems.

     H. Whit Ehrler joined the Company as Vice President & Chief Financial Officer on August 23, 1999. Mr. Ehrler was Vice President, Finance & Administration of Carrollton Graphics, Inc. in Carrollton, Ohio from June 1997 through August 1999. From 1994 through 1997, Mr. Ehrler was with Helson Ehrler Investment Partners in Stamford, Connecticut. Mr. Ehrler has been a director of POSdata, Inc. in Gig Harbor, Washington since 1994.

     Previously, Mr. Ehrler was with The Chinet Company in Norwalk, Connecticut for 15 years where he first served as the company's Vice President, Finance & Administration and later as Executive Vice President, Foodservice Products. Earlier in his career, Mr. Ehrler held various financial positions at Arcata Corporation, Ford Aerospace and Ford Motor Company and was a management consultant with the firm of Cresap, McCormick & Paget. Mr. Ehrler received an M.B.A. in Finance from the University of California, Berkeley and an A.B. in Economics from Drury College in Springfield, Missouri

     Craig Dayberry joined the Company on September 22, 1999 and has served as Database Administrator since that date. Prior to joining the Company Mr. Dayberry worked at MCI Communications from 1992 to April, 1998 as Database Administrator and from April, 1998 to August, 1999 as a contract Database Administrator for Digital Equipment and Compaq Computers. Mr. Dayberry received his Bachelor of Science degree in Information Systems from the University of Colorado at Colorado Springs, Colorado.

Board of Directors

     The bylaws of the Company call for a Board of Directors of not less than one nor more than seven members. Currently the Board of Directors consists of two members, Jeff Wasson, its Co-Chief Executive Officer and Chairman of the Board, and John Christopher Noble, its Co-Chief Executive Officer and Secretary. The bylaws of the Company provide that its directors are to be elected at the Company's annual meeting to serve for one year or until their successors are duly elected and qualified. The bylaws of the Company provide that annual meetings of shareholders shall be held on the first Tuesday of April of each year. The next scheduled annual meeting of shareholders of the Company will be Tuesday, April 4, 2000.

Involvement in Certain Legal Proceedings

     On July 23, 1999, Mr. Noble pled guilty to a charge of assault in the third degree, a Class A misdemeanor, in the Circuit Court of Green County, Missouri. The Circuit Court ordered Mr. Noble to pay a fine of $10.00, court costs of $249.50, restitution of $900.00, and to complete 50 hours of community service, and placed Mr. Noble on probation until August 24, 1999. Mr. Noble has fully complied with the Circuit Court's order and the probation has been completed.

     The following information is provided by the Company, although it is not specifically required by the line- item disclosure items of Form 10-KSB. In September of 1992, Mr. John Christopher Noble, who currently is a Director and Executive Officer of the Company, pled guilty to felony possession of a controlled substance (marijuana) and was placed on probation until September of 1997. That probation has been completed.

                 The Rest of This Page Left Blank Intentionally

Item 10. Executive Compensation

     Donald R. Mastropietro served as Chief Executive Officer of Old Sentry from its inception in June 1996 until September 30, 1998. During the fiscal year ended March 31, 1999, Mr. Mastropietro received compensation of $10,500. Ms. Teresa B. Crowley served as Chief Executive Officer of Old Sentry from September 30, 1998 until July 23, 1999. During the fiscal year ending March 31, 1999, Ms. Crowley received compensation of $3,000.

     The following table summarizes the annual compensation paid by TravelNow during the fiscal year ended March 31, 1999 to its current Co-Chief Executive Officers and the annualized compensation that TravelNow anticipates paying during the current fiscal year to TravelNow's executive officers whose salary and bonus is anticipated to exceed $100,000 annually during the current fiscal year, for services rendered to the Company in all capacities during the periods indicated.


                                  Annual Summary Compensation Table
----------------------------------------------------------------------------------------------------

                                                              Other Annual   Long-Term Compensation
Name and Principal Position           Annual Compensation     Compensation           Awards
                                 ----------------------------      ($)      ------------------------

                                   Year      Salary     Bonus               Securities    Restricted
                                  Ended       ($)        ($)                Underlying       Stock
                                 March 31                                   Options (#)     Awards
----------------------------------------------------------------------------------------------------
John Christopher Noble, Co-
Chief Executive Officer            1999      36,534                (1)                    792,830(6)

Jeff Wasson, Co-Chief Executive
Officer                            1999      35,380                (1)                    792,830(6)

Christopher R. Kuhn, Chief
Information Officer and Vice       (4)     $130,000(4)    (2)      (1)      250,000(5)
President of Development

Whit Ehrler, Chief Financial
Officer and Vice President of      (4)     $130,000(4)    (3)      (1)      250,000(5)
Finance

Craig Dayberry, Database           (4)     $100,000(4)             (1)       30,000(5)
Administrator

----------------------------------------------------------------------------------------------------

     (1) Represents personal benefits such as car expenses if in excess of 10% of total annual salary. For the period covered by this report no other annual income had been paid to these Executive Officers.

     (2) The Employment Agreement with Mr. Kuhn provides that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of employment which is July 12, 2000. Upon completion of a second full year of employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed up and paid by the Company at that time. If Mr. Kuhn voluntarily leaves the Company or is terminated for cause or if he fails to remain with the Company for the full two-year period, he is obligated to repay the non-interest bearing loan in thirty-two equal monthly installments.

     (3) The Employment Agreement with Mr. Ehrler provides that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of employment which is August 23, 2000. Upon completion of a second full year of employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by the Company at that time. If Mr. Ehrler voluntarily leaves the Company or is terminated for cause or if he fails to remain with the Company for the full two-year period, he is obligated to repay the non-interest bearing loan in thirty-two equal monthly installments.

     (4) Mr Kuhn joined the Company on July 12, 1999. Mr. Ehrler joined the Company on August 23, 1999 and Mr. Dayberry joined the Company on September 22, 1999. The salaries set forth above are the annual amounts called for by their respective compensation arrangements with the Company.

     (5) See the table following the caption "Option Grants as of September 30, 1999.

     (6) On May 18, 1999 the date of grant of this stock bonus there was no established market value for these securities. See Note 8 in the Company's Financial Statements. For details with respect to this stock bonus see the material following the caption "Shares Issued As A Stock Bonus."

Option Grants as of September 30, 1999

     The following table sets forth information with respect to stock options granted to each of the named executive officers as of September 15, 1999, including the potential realizable value over the 5 year term of the options based on assumed rates of stock appreciation of 5% and 10% compounded annually with respect to those options. The "Value of Unexercisable In-the-Money-Options" is based upon a value of $12.63 per share which is the closing price of the Company's shares on the OTC Bulletin board on September 20, 1999, minus the per share exercise price, multiplied by the number of shares underlying the option. No executive officer exercised stock options during the period covered by this report and none of the stock options granted to the below named executives may be exercised prior to June 12, 2000. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company's common stock. The options set forth below were granted pursuant to separate stock option agreements executed in conjunction with the employment agreements between the company and the below named executives. The executives listed below must pay the exercise price by cash or check. The Company has not adopted a stock option plan.


                                               Option Grants
-----------------------------------------------------------------------------------------------------------
                             Individual Grants
-------------------------------------------------------------------------
                            Number of
                             Shares
                           Underlying                                     Value of Unexercised In-the-Money
                             Options                                      Options at September 20, 1999(4)
                          Granted Which                                   ---------------------------------
                              Were                         Exercise Price
       Name(1)           Unexercised On  Exercise Date(3)    ($/Share)
                          09/15/99 (2)                                      5%$             10%($)
-----------------------------------------------------------------------------------------------------------
Christopher R.              100,000         07/12/2000         $ 1.50       $1,420,501      $1,792,497
Kuhn(5)                      50,000         07/12/2002         $15.00
                             50,000         07/12/2000         $30.00
                             50,000         07/12/2000         $45.00
H. Whit Ehrler(5)           100,000         09/23/2000         $ 1.50       $1,420,501      $1,792,497
                             50,000         09/23/2002         $15.00
                             50,000         09/23/2000         $30.00
                             50,000         09/23/2000         $45.00
-----------------------------------------------------------------------------------------------------------

     (1) In addition to the option granted to Messrs Kuhn and Ehrler, set forth in the table above, the Company has granted to Mr. Dayberry its Data Base Administrator, five separate options to purchase a total of 30,000 shares of the Company's Common stock, each option for 6,000 shares, which may be exercised (or will vest) in three equal annual installments commencing with the initial exercise date. The exercise date of the first option covering the initial underlying 6,000 shares is September 22, 2000 with exercise dates of the remaining options being September 22 in each of the following years, 2001, 2002, 2003 and 2004. The option price or strike price for each 6,000 share option on each of the exercise dates is $5.00 in 2000, $20.00 in 2001, $35.00 in 2002,
$50.00 in 2003 and $65.00 in 2004. All unexercised options will expire on September 22, 2004 except for the option that may be exercised on September 22, 2004. That option will not expire until December 22, 2004. The initial option , with a strike price of $5.00 per share, is considered an unexercisable in-the-money option as of the date of this filing. The value of this unexercisable in-the-money-option is based upon a value of $12.63 per share which is the closing price of the Company's shares on the OTC Bulletin Board on September 20, 1999 , minus the per share exercise price, multiplied by the number of shares underlying the option. The potential realizable value of this unexercisable in the money option assuming an annual rate of appreciation of 5% and 10% is $58,428 and $73,729 respectively.

     (2) All options are considered unqualified options under the Internal Revenue Code, therefore, upon their exercise, the employee will realize taxable gain equal to the difference between the fair market value as of the exercise date and the exercise price.

     (3) Options are exercisable in three equal installments (i.e., 33% of the shares may be purchased per installment). The first installment may be exercised on the exercise date set forth in the table above with the balance of the options exercisable in two equal installments on the two succeeding anniversary dates following the exercise date. Certain of the installments are not exercisable until the end of Messrs. Kuhn and Ehrler's five year option agreements. Messrs. Kuhn and Ehrler have an additional ninety days after the end of the five-year period to exercise the options with respect to those installments.

     (4) The closing price of the Company's shares on the OTC Bulletin Board on September 20, 1999 was 12 5/8. The first installments of the initial options granted to Messrs Kuhn, Ehrler and Dayberry are exercisable on July 23, 2000, August 23, 2000 and September 22, 2000 respectively.

     (5) As of the date of this filing the Company has issued stock options covering 530,000 shares of the Company's common stock no par value. Mr. Kuhn holds 47% of those options, Mr. Ehrler holds 47% of those options and Mr. Dayberry holds 6% of those options. At the time of this filing, other than the foregoing options, the Company has not issued any other options covering its Common Stock and has not adopted an employee or other stock option plan.

Adjustments in the Event of Recapitalization, Merger  of the Company

     Under the stock option agreements between the Company and the executives named above, in the event of a corporate reorganization, the executives named above will have the right to exercise any unexpired option whether currently exercisable or not as to any installment.

Compensation of Directors

     Directors who are also employees are not separately compensated.

Employment Agreements

     Employment Agreement with Jeff Wasson, President and Co-Chief Executive Officer

     The Company's employment agreement with Mr. Wasson provides for, among other things,

     o The term of the agreement is for 5 years from October 1, 1999 until September 30, 2004.

     o In the event of a termination of executive by the Company without cause, the Company shall make a lump sum payment to Mr. Wasson equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the employment agreement, Mr. Wasson will be paid a lump sum equal to his base salary.

     o    Participation in all employee benefit programs, and

     o An agreement not to directly or indirectly solicit or have contact with (1) the Company's travel suppliers, (2) GDS systems or (2) the Company's employees or customers for two years after termination of employment. The Company cannot give any assurance that these provisions will be enforceable.

     Mr. Wasson's employment agreement calls for a base salary of $65,000 per year for five years.

     Employment Agreement with John Christopher Noble, Co-Chief Executive
Officer

The Agreement with Mr. Noble provides for, among other things the following:

     o The term of the agreement is for 5 years from October 1, 1999 until September 30, 2004.

     o In the event of a termination of executive by the Company without cause, the Company shall make a lump sum payment to Mr. Noble equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the employment agreement, Mr. Noble will be paid a lump sum equal to his base salary.

     o    Participation in all employee benefit programs, and

     o An agreement not to directly or indirectly solicit or have contact with (1) the Company's travel suppliers, (2) GDS systems or (2) the Company's employees or customers for two years after termination of employment. The Company cannot give any assurance that these provisions will be enforceable.

     Mr. Noble's employment agreement calls for a base salary of $65,000 per year for five years.

     Employment Agreement with Christopher R. Kuhn, Chief Information Officer and Vice President Development

     The Agreement with Mr. Kuhn provides for, among other things the following:

     o The term of the agreement is for 5 years from July 12, 1999 until July 11, 2004.

     o In the event of a termination of executive by the Company without cause, the Company shall make a lump sum payment to Mr. Kuhn equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the employment agreement, Mr. Kuhn will be paid a lump sum equal to his base salary.

     o    Participation in all employee benefit programs, and

     o An agreement not to directly or indirectly solicit or have contact with (1) the Company's travel suppliers, (2) GDS systems or (2) the Company's employees or customers for two years after termination of employment. The Company cannot give any assurance that these provisions will be enforceable.

     Mr. Kuhn's employment agreement calls for a base salary of $130,000 per year for five years and that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of continuous full-time employment. Upon completion of a second full year of continuous full-time employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by the company at that time. If Mr Kuhn voluntarily leaves the Company, or is discharged for cause before the completion of the two year period, he is obligated to repay the non-interest bearing loan in equal monthly installments over a period of thirty-two months.

     Employment Agreement with Whit Ehrler, Chief Financial Officer and Vice President, Finance

     The Agreement with Mr. Ehrler provides for, among other things the following:

     o The term of the agreement is for 5 years from August 23, 1999 until August 22, 2004.

     o In the event of a termination of executive by the Company without cause, the Company shall make a lump sum payment to Mr. Ehrler equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the employment agreement, Mr. Ehrler will be paid a lump sum equal to his base salary.

     o    Participation in all employee benefit programs, and

     o An agreement not to directly or indirectly solicit or have contact with (1) the Company's travel suppliers, (2) GDS systems or telecommunications service providers or (2) the Company's employees or customers for two years after termination of employment. The Company cannot give any assurance that these provisions will be enforceable.

     Mr. Ehrler's employment agreement calls for a base salary of $130,000 per year for five years and that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of continuous full-time employment. Upon completion of a second full year of continuous full-time employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by the Company at that time. If Mr. Ehrler voluntarily leaves the Company or is discharged for cause before the completion of the two year period, he is obligated to repay the non-interest bearing loan in equal monthly installments over a period of thirty-two months.

Item 11. Securities Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of the Company's common stock as of August 4, 1999, by the following individuals or groups: (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock, (ii) each of the executive officers, (iii) each of the Company's directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 10,324,304 shares of the Company's common stock outstanding as of September 20, 1999. To the extent that subsequent to the date of this filing any shares are issued upon exercise of options to acquire the Company's common stock that are presently outstanding there will be further dilution to the company's current shareholders.

--------------------------------------------------------------------------------
                                   Shares Beneficially Owned as of September 20,
                                                      1999 (1)
--------------------------------------------------------------------------------
Name of Beneficial Owner                Number                      Percent
--------------------------------------------------------------------------------
Jeff Wasson (2)(3)                     1,938,767                     18.8
John Christopher Noble (2)(3)          1,938,767                     18.8
Jerry Rutherford (3)                   1,426,769                     13.8
H. Whit Ehrler (4)(5)
Christopher R. Kuhn (4)(5)
Craig Dayberry  (4)(5)
All directors and executive
 officers as a group (4)(4)(6)         3,877,534(6)                  37.6(7)
--------------------------------------------------------------------------------

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities.

     (2) Messrs. Wasson and Noble have elected to use as their address the address of the Company, 318 Park Central East, Suite 306, Springfield, Missouri 65806. Mr. Rutherford's address is: 3322 South Campbell Avenue, Suite BB, Springfield, Missouri 65807.

     (3) None of these individuals have any options or other rights to acquire options or similar rights with respect to the Company's shares as of the date of this filing. However, the absence of such rights at this time does not mean that in the future the Board of Directors will not adopt a stock option plan or other compensation plan that could create such rights in these individuals, or other executives or employees of the Company.

     (4) Currently, Messrs. Ehrler, Kuhn and Dayberry do not beneficially own any of the outstanding shares of common stock of the Company. As to options currently held by these individuals, see the table following the caption "Option Grants as of September 15, 1999."

     (5) Messrs. Kuhn, Dayberry and Ehrler have elected to use as their address the address of the Company, 318 Park Central East, Suite 306, Springfield, Missouri 65806.

     (6) This includes the shares held by Messrs. Noble and Wasson.

     (7) This is the number of shares held by Messrs. Noble and Wasson reflected as a percentage of the total shares outstanding on September 20, 1999.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions, or series of transactions, during fiscal 1998 or 1999, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds

$60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than that described below.

     In 1996 and 1997 the Company issued 3,200 shares of its common stock, which after adjustment for the merger and stock dividends referred to elsewhere herein is 426,396 shares, to Marvin McDaniel owner of McDaniel Travel Inc. ("McDaniel Travel") in exchange for the Company's right to use the "ARC" number (the agency tracking number issued by Airline Reporting Corporation) and the "IATAN" number, (the agency tracking number assigned by the International Airline Travel Agent Network) to McDaniel Travel. Although a travel agency is unable to issue domestic and international airline tickets without first obtaining ARC and IATAN numbers, the importance of these numbers with respect to hotel and automobile reservations is their use in tracking those reservations for commission collection. Although the Company does not foresee a disruption in the relationships between McDaniel Travel and the GDS systems which track the ARC and IATAN numbers for commission collection purposes, if any disruption occurred there is the possibility that the ability of the Company to track its reservations or obtain payment could be disrupted. Because the Company believes the issuance of airline tickets will have a growing and important impact on revenues, the Company is in the process of obtaining its own ARC and IATAN numbers.

     On June 7, 1997 pursuant to an exemption from the registration requirement of the Securities Act of 1933 found in Section 4(2) the registrant issued four thousand (4,000) shares of its Common Stock in exchange for legal services on June 9, 1997 equal to 532,995 after adjusting for the results of a stock dividend issued on May 25, 1999, the merger effective July 27, 1999 and stock dividend issued July 28, 1999. The recipient, the company's counsel, had adequate access to the information necessary to evaluate the risks attendant to the issuance of those shares and represented that he was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof as reflected by appropriate legends affixed to the securities issued in such transaction.

Item 13. Exhibits and Reports on Form 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with a statement as to the location of the Exhibit if incorporated by reference:

                                  Exhibit Index
     Exhibit
     Number                      Document Name and Location
     ------                      --------------------------

      2.0 Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1(b) Agreement and Plan of Reorganization by and between Sentry Accounting, Inc., and TravelNow.com Inc. dated July 23, 1999 incorporated by reference to Exhibit 2.01to form 8-K dated August 11, 1999

      3.0      Articles and Bylaws

      3.1(a)   Articles of Incorporation filed June 27, 1996.

      3.2 (a) Articles of Amendment to Articles of Incorporation filed November 25, 1996.

      3.3 (b) Articles of Amendment to Articles of Incorporation filed July 27, 1996.

      3.4 (a)  Bylaws of Registrant as in effect on August 13, 1999.

      3.5      Amendment to Bylaws of Registrant on October 4, 1999.

      4 Instruments defining the rights of security holders including indentures

      4.1      Form of the Company's common stock certificate

     10        Material Contracts

     10.1 Employment Agreement between the Company and John Christopher Noble, approved October 4, 1999 effective July 27, 1999.

     10.2 Employment Agreement between the Company and Jeffery Alan Wasson, approved October 4, 1999 effective July 27, 1999.

     10.3 Employment Agreement between the Company and Christopher R. Kuhn approved October 4, 1999 effective July 12, 1999.

     10.4 Employment Agreement between the Company and H.Whit Ehrler approved October 4, effective August 23, 1999.

     10.5 Stock Option Agreement between the Company and Christopher R. Kuhn approved October 4, 1999 effective

     10.6 Stock Option Agreement between the Company and H. Whit Ehrler approved October 4, 1999 effective August 23, 1999.

     10.7 Stock Option Agreement between the Company and Craig Dayberry approved October 4, 1999 effective September 23, 1999.

     10.8 Employment Agreement between a former employee of the Company and the Company effective March 31, 1998, contract ending on September 30, 1998.

     10.9      Subscription Agreement between SABRE Inc. and the Company.

     10.10     Agreement by and between THISCO and the Company.

     10.11 Telecommunications Service Agreement between MCI/Worldcom and the Company.

     10.12 Telecommunications Service Agreement between City Utilities of Springfield, Springfield, Missouri and the Company.

     10.13 Office lease between the Company as Lessee and Warren Davis Properties II, L.L.C., Lessor and Addendum thereto dated.

     16        Letter on Change in Certifying Accountants.

     16.1(d)   Letter regarding change in Certifying Accountant.

     27.1      Financial Data Schedule

----------

(a)  Filed as an exhibit to Report on Form 10-SB/A dated May 18, 1999.

(b)  Filed as an exhibit to Report on Form 8-K dated August 6, 1999.

(c)  Filed as an exhibit to Report on Form 10-QSB dated August 16, 1999.

(d)  Filed as an exhibit to Report on Form 8-K-A dated August 13, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, having first been duly authorized to execute this filing on behalf of the Company.

                                            TravelNow.com Inc.


                                            /s/ Jeffrey Alan Wasson
                                            -----------------------
                                            Jeffrey Alan Wasson,
                                            Co-Chief Executive Officer, Director

                                            TravelNow.com Inc.


                                            /s/ John Christopher Noble
                                            --------------------------
                                            John Christopher Noble,
                                            Co-Chief Executive Officer, Director


                                            TravelNow.com Inc.


                                            /s/ H. Whit Ehrler
                                            ------------------
                                            H. Whit Ehrler,
                                            Chief Financial Officer

Date: October 12, 1999

                               TRAVELNOW.COM INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report ..............................................F-2

Statements of Operations...................................................F-3

Balance Sheets.............................................................F-4

Statements of Stockholders' Equity (Deficit)...............................F-5

Statements of Cash Flows...................................................F-6

Notes to Financial Statements..............................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
TravelNow.Com Inc.

We have audited the balance sheets of TravelNow.Com Inc. (the "Company") as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TravelNow.Com Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Little Rock, Arkansas
October 1, 1999



TRAVELNOW.COM INC.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998, AND THE THREE MONTH PERIODS
  ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------


                                                                                          Three Month
                                                Years Ended March 31,                Periods Ended June 30,
                                           -----------------------------          -----------------------------
                                              1999              1998                1999                1998
                                              ----              ----                ----                ----
                                                                                          (unaudited)
REVENUES                                   $ 886,172          $ 345,677           $ 381,449           $ 155,701

COST OF REVENUES                             532,050            149,445             284,214              50,427
                                           ---------          ---------           ---------           ---------
GROSS PROFIT                                 354,122            196,232              97,235             105,274
                                           ---------          ---------           ---------           ---------

OPERATING EXPENSES:
  Sales and marketing                         86,258             29,953              29,519               6,235
  General and administrative                 240,380            187,248             164,867              43,309
  Stock-based compensation                      --                8,110             650,000                --
                                           ---------          ---------           ---------           ----------
            Total operating expenses         326,638            225,311             844,386              49,544
                                           ---------          ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAX                           27,484            (29,079)           (747,151)             55,730

INCOME TAX EXPENSE (BENEFIT)                    --                 --                  --                  --
                                           ---------          ---------           ---------           ---------
NET INCOME (LOSS)                          $  27,484          $ (29,079)          $(747,151)          $  55,730
                                           =========          =========           =========           =========

NET INCOME (LOSS) PER SHARE:
  Basic and diluted                             0.01              (0.01)              (0.29)               0.02
                                           =========          =========           =========           =========


See notes to the financial statements.

                                                         F-3


TRAVELNOW.COM INC.


BALANCE SHEETS
MARCH 31, 1999 AND 1998 AND JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                          March 31,                              June 30,
                                                -------------------------------       ------------------------------
                                                   1999                 1998            1999               1998
                                                   ----                 ----            ----               ----
ASSETS                                                                                          (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     $     6,227        $     3,849        $    51,314        $        98
  Accounts receivable                               106,562             43,692            173,494             64,821
                                                -----------        -----------        -----------        -----------
          Total current assets                      112,789             47,541            224,808             64,919
PROPERTY AND EQUIPMENT, Net                          46,345             37,643             54,281             37,059
                                                -----------        -----------        -----------        -----------
TOTAL                                           $   159,134        $    85,184        $   279,089        $   101,978
                                                ===========        ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                              $    83,066        $    44,716        $   100,151        $    42,726
  Accrued liabilities                                44,596             27,180             51,152             10,034
  Current portion of notes payable                   58,538             55,238             55,838             45,238
  Notes payable to stockholders                      10,000             14,000              6,000              6,000
                                                -----------        -----------        -----------        -----------
          Total current liabilities                 196,200            141,134            213,141            103,998

NOTES PAYABLE,
  less current portion                                 --                8,600               --                6,800
                                                -----------        -----------        -----------        -----------
          Total liabilities                         196,200            149,734            213,141            110,798

COMMITMENTS AND
  CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.01, authorized
    3,000,000 shares, issued and outstanding
    2,255,000 shares at March 31, 1999 and
    1998, and June 30, 1998, and 2,906,800
    shares at June 30, 1999                          22,550             22,550             29,068             22,550
  Additional paid-in capital                        257,701            257,701          1,101,348            257,701
  Accumulated deficit                              (317,317)          (344,801)        (1,064,468)          (289,071)
                                                -----------        -----------        -----------        -----------
          Total stockholders' equity (deficit)      (37,066)           (64,550)            65,948             (8,820)
                                                -----------        -----------        -----------        -----------
TOTAL                                           $   159,134        $    85,184        $   279,089        $   101,978
                                                ===========        ===========        ===========        ===========


See notes to the financial statements.



TRAVELNOW.COM INC.


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998, AND THE THREE MONTH PERIOD
 ENDED JUNE 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------


                                                   Common Stock               Additional
                                            ---------------------------        Paid-In        Accumulated       Stockholders'
                                               Shares          Amount          Capital          Deficit        Equity (Deficit)
                                               ------          ------          -------          -------        ----------------

BALANCE, MARCH 31, 1997                      2,055,000      $    20,550      $   251,591      $  (315,722)      $   (43,581)

  Net loss                                        --               --               --            (29,079)          (29,079)
  Stock issued for services                    200,000            2,000            6,110             --               8,110
                                           -----------      -----------      -----------      -----------       -----------

BALANCE, MARCH 31, 1998                      2,255,000           22,550          257,701         (344,801)          (64,550)

  Net income                                      --               --               --             27,484            27,484
                                           -----------      -----------      -----------      -----------       -----------

BALANCE, MARCH 31, 1999                      2,255,000           22,550          257,701         (317,317)          (37,066)

  Net loss (unaudited)                            --               --               --           (747,151)         (747,151)
  Capital contribution (unaudited)                --               --            199,985             --             199,985
  Stock bonus (unaudited)                      650,000            6,500          643,500             --             650,000
  Stock issued (unaudited)                       1,800               18              162             --                 180
                                           -----------      -----------      -----------      -----------       -----------
BALANCE, JUNE 30, 1999
  (UNAUDITED)                                2,906,800      $    29,068      $ 1,101,348      $(1,064,468)      $    65,948
                                           ===========      ===========      ===========      ===========       ===========



See notes to the financial statements.

                                                                   F-5


TRAVELNOW.COM INC.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998, AND THE THREE MONTH PERIODS
  ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Three Month Periods
                                                                               Years Ended March 31,            Ended June 30,
                                                                             -------------------------     ------------------------
                                                                                 1999          1998          1999           1998
                                                                                 ----          ----          ----           ----
                                                                                                                  (unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                                          $  27,484      $ (29,079)     $(747,151)     $  55,730
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Stock based compensation                                                      --            8,110        650,000           --
    Depreciation and amortization                                               18,120         20,378          4,736          4,530
    Loss on disposal of property and equipment                                    --            9,781           --             --
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (62,870)       (27,537)       (66,932)       (21,129)
      Increase (decrease) in accounts payable                                   38,350         22,849         17,085         (1,990)
      Increase (decrease) in accrued liabilities                                17,416        (12,102)         6,556        (17,146)
                                                                             ---------      ---------      ---------      ---------
            Net cash provided by (used in) operating activities                 38,500         (7,600)      (135,706)        19,995

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                        (26,822)       (18,074)       (12,672)        (3,946)
                                                                             ---------      ---------      ---------      ---------
            Net cash used in investing activities                              (26,822)       (18,074)       (12,672)        (3,946)

FINANCING ACTIVITIES:
  Proceeds from capital contribution                                              --             --          199,985           --
  Proceeds from sale of stock                                                     --             --              180           --
  Proceeds from notes payable to stockholders                                    4,000          7,000           --             --
  Repayments of notes payable to stockholders                                   (8,000)        (1,000)        (4,000)        (8,000)
  Proceeds from notes payable                                                   15,500         44,438           --             --
  Repayments of notes payable                                                  (20,800)       (23,188)        (2,700)       (11,800)
                                                                             ---------      ---------      ---------      ---------
            Net cash provided by (used in) financing activities                 (9,300)        27,250        193,465        (19,800)

            Net increase (decrease) in cash and cash equivalents                 2,378          1,576         45,087         (3,751)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                            3,849          2,273          6,227          3,849
                                                                             ---------      ---------      ---------      ---------

  End of period                                                              $   6,227      $   3,849      $  51,314      $      98
                                                                             =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $   4,609      $   1,289      $   2,897      $   1,268
                                                                             =========      =========      =========      =========

NONCASH TRANSACTIONS:
  Exchange of office space for software                                      $     800      $     800      $    --        $    --
                                                                             =========      =========      =========      =========

  Exchange of advertising                                                    $  43,500      $    --        $    --        $    --
                                                                             =========      =========      =========      =========

  Exchange of common stock for
    services performed                                                       $    --        $   8,110      $    --        $    --
                                                                             =========      =========      =========      =========

See notes to the financial statements.

                                                                  F-6

TRAVELNOW.COM INC.


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998, AND THE THREE MONTH PERIODS
  ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Description of Business - In April 1995, TravelNow.com Inc. (the "Company") (formerly known as TravelNow Global Reservation Network, Inc.) began operations as an Internet-based travel company located in Springfield, Missouri. The Company's Web site, www.travelnow.com, allows travelers to make hotel, car, and airline reservations electronically using the Internet. The Company earns commissions for each reservation resulting in the traveler using the services reserved.

     On May 25, 1999, the Company authorized a 50:1 stock dividend. Retroactive recognition has been given to this dividend for all periods presented.

     On July 23, 1999, the Company completed a merger with Sentry Accounting, Inc. ("Sentry"). Under the terms of the merger, the shares of the Company were exchanged for shares of Sentry on a 1.97:1.0 ratio. The merged company operates under the name TravelNow.com Inc. ("TravelNow"). The merger resulted in shareholders of the Company owning approximately 75% of the outstanding stock of TravelNow. These shares are restricted from trading for a twelve-month period. Sentry's assets, liabilities, revenues and expenses are immaterial. The assets and liabilities of the combined Company and Sentry were recorded in the merger at historical cost.

     Certain Risks and Concentrations - The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties including, among others, risks and costs associated with technology and regulatory trends, evolving industry standards, dependence on its network infrastructure, key employees and suppliers, growth management, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and need for additional capital. There can be no assurance that the Company will be successful in sustaining profitability and positive cash flow in the future.

     The Company is potentially subject to a concentration of credit risk from its accounts receivable. The Company considers the need for allowances for potential credit losses and records such allowances if necessary. Historically, such losses have not been significant.

     Commissions and related revenues accounted for 87% and 92% of total net revenues for the years ended March 31, 1999 and 1998, respectively. The Company relies on unrelated service entities to accumulate, process, and remit a significant portion of these revenues. Discontinuance of these services could result in disruption to the Company's business and accordingly could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term, highly liquid investments purchased with a maturity date at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

     Property and Equipment - Property and equipment are recorded at cost and depreciated using an accelerated method over their estimated useful lives ranging from 3-10 years. Expenditures for maintenance and repairs are expensed when incurred.

     Long-Lived Assets - The Company periodically evaluates the recoverability of its long-lived assets and would recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Revenue Recognition - Commissions earned are recognized on the traveler's planned departure date as to hotels, planned return date as to rental cars, and reservation date as to airlines, all net of allowances for cancellations and credit risk. Banner advertising revenues are derived from other companies advertising on the Company's Web site and are recognized upon display of the advertising on the Web site, or over the display period depending on several factors including the term of the display agreement.

     Cost of Revenues - Cost of revenues is predominantly comprised of transaction and personnel costs including software and telecommunications costs associated with operating the Company's reservation system, traveler support, outside consultants, and commission sharing with affiliates. The Company does not allocate the costs of facilities or other indirect expense items attributable to revenue generation activities to cost of revenues. Such costs and expenses are included in general and administrative expenses.

     Use of Estimates - Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Common Stock-Based Compensation - The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board ("FASB").

     Interim Financial Statements - The balance sheets as of June 30, 1999 and 1998, and the statements of operations, shareholders' equity (deficit) and cash flows for the three month periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and 1998, and the results of operations and cash flows for the three months ended June 30, 1999 and 1998, have been made. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

     Income Taxes - Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the temporary differences between financial statement carrying amounts and related tax bases of assets and liabilities. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced by a valuation allowance when it is more likely than not that a tax benefit will not be realized by the Company.

     Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management is in the process of evaluating the effect, if any, SFAS No. 133 will have on its financial position and results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998, and require that certain direct costs associated with such development are capitalized and amortized and all remaining costs must be expensed when incurred. Prior to the effective date of SOP 98-1, the Company expensed all costs of computer software developed for internal use. Management is currently evaluating the impact of SOP 98-1 and believes that costs similar in nature to costs expensed prior to the SOP's effective date will be capitalized. However, management is unable to determine the amount of costs expensed in periods prior to the effective date that would have been capitalized had SOP 98-1 been effective during these periods.

     Net Income or Loss Per Share - The Company computes net income or loss per share in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

2.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                    March 31,                             June 30,
                                          ----------------------------          -----------------------------
                                             1999              1998               1999               1998
                                             ----              ----               ----               ----
                                                                                          (unaudited)

Computer hardware and software            $  73,140          $  52,630          $  84,993          $  55,776
Furniture and office equipment               16,634             10,322             17,453             11,122
                                          ---------          ---------          ---------          ---------
                                             89,774             62,952            102,446             66,898
Less accumulated depreciation               (43,429)           (25,309)           (48,165)           (29,839)
                                          ---------          ---------          ---------          ---------
            Net property and equipment    $  46,345          $  37,643          $  54,281          $  37,059
                                          =========          =========          =========          =========



     Total depreciation expense for the years ended March 31, 1999 and 1998, and the three month periods ended June 30, 1999 and 1998 (unaudited), was $18,120, $20,378, $4,736 and $4,530, respectively.

3.  NOTES PAYABLE

    Notes payable consists of the following:

                                                     March 31,           June 30,
                                                -----------------   -----------------
                                                  1999      1998      1999      1998
                                                  ----      ----      ----      ----
                                                                       (unaudited)
     Line of credit bearing interest at 9.5%,
       due September 1, 1999, interest due
       monthly, collateralized by personal
       guaranties of various shareholders       $49,938   $44,438   $49,938   $34,438

     Note payable, bearing no interest,
       due July 1999                              8,600    19,400     5,900    17,600
                                                -------   -------   -------   -------

                                                 58,538    63,838    55,838    52,038

     Less portion due within one year            58,538    55,238    55,838    45,238
                                                -------   -------   -------   -------

                 Total notes payable
                    less current portion        $  --     $ 8,600   $  --     $ 6,800
                                                =======   =======   =======   =======


     Notes payable to stockholders consists of the following:

                                                    March 31,          June 30,
                                               -----------------   ----------------
                                                1999       1998     1999      1998
                                                ----       ----     ----      ----
                                                                     (unaudited)
     Note payable to stockholder, bearing
       interest at 8.5%, due on demand,
       unsecured                               $  --     $ 5,000   $  --     $  --

     Note payable to stockholder, bearing
       interest at 8.5%, due on demand,
       unsecured                                  --       3,000      --        --

     Note payable to stockholder, bearing no
       interest, due on demand, unsecured        4,000      --        --        --

     Note payable to stockholder, bearing
       interest at 8.5%, due on demand,
       unsecured                                 2,000     2,000     2,000     2,000

     Note payable to stockholder, bearing
       interest at 8.38%, due on demand,
       unsecured                                 2,000     2,000     2,000     2,000

     Note payable to stockholder, bearing no
       interest, due on demand,
       unsecured                                 2,000     2,000     2,000     2,000
                                               -------   -------   -------   -------

                 Total notes payable
                   to stockholders             $10,000   $14,000   $ 6,000   $ 6,000
                                               =======   =======   =======   =======

     The weighted average rate for notes payable at March 31, 1999 and 1998, and June 30, 1999 and 1998 (unaudited), were 7.7%, 6.0%, 8.5%, and 6.5%, respectively.


4.  RELATED PARTY TRANSACTIONS

     A stockholder of the Company provides access to travel services for the Company. The Company reimburses the stockholder on a periodic basis. Amounts payable to the stockholder as of March 31, 1999 and 1998, and June 30, 1999 and 1998 (unaudited), were $15,378 and $15,357, $9,636, and
     $4,564, respectively.

5.    COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various operating leases for property and equipment as follows as of March 31, 1999:

        Years ending March 31:
                2000                                      $  56,026
                2001                                         32,753
                2002                                         15,818
                2003                                            782
                                                          ---------
                      Total                               $ 105,379
                                                          =========

     Total rental expense for the years ended March 31, 1999 and 1998, and the three month periods ended June 30, 1999 and 1998 (unaudited), was approximately $23,550, $17,710, $13,864 and $2,565, respectively.


6.   INCOME TAXES

                                           Years Ended            Three Month Periods
                                             March 31,              Ended June 30,
                                      ----------------------    ----------------------
                                         1999         1998         1999         1998
                                         ----         ----         ----         ----
                                                                      (unaudited)
     Current tax expense              $  21,409    $    --      $    --      $  11,753
     Deferred tax expense (benefit)     (15,393)      (8,725)    (266,652)     (10,020)
     Benefit of net operating
       loss carryforward                (21,409)        --           --        (11,753)
     Change in deferred tax asset
       valuation allowance               15,393        8,725      266,652       10,020



     No provision for income taxes has been recorded because the Company has predominantly incurred net losses since inception and the Company has received no benefit for such losses. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

     Net deferred tax assets at March 31, 1999 and 1998, and June 30, 1999 and 1998 (unaudited), are comprised of the following:

                                                          March 31,                June 30,
                                                  ----------------------    ----------------------
                                                    1999          1998         1999         1998
                                                    ----          ----         ----         ----
                                                                                  (unaudited)
     Assets:
       Net operating loss carryforward            $ 103,314    $ 124,723    $ 389,099    $ 112,970
       Property and equipment                          --          7,428         --          5,319
       Other                                         10,726         --           --            114
                                                  ---------    ---------    ---------    ---------
                 Total deferred tax assets          114,040      132,151      389,099      118,403

     Liabilities:
       Property and equipment                         1,009         --            956         --
       Other                                           --          3,728        8,460         --
                                                  ---------    ---------    ---------    ---------
                 Total deferred tax liabilities       1,009        3,728        9,416         --
                                                  ---------    ---------    ---------    ---------
                 Net deferred tax assets            113,031      128,423      379,683      118,403
     Deferred tax asset valuation allowance        (113,031)    (128,423)    (379,683)    (118,403)
                                                  ---------    ---------    ---------    ---------
                                                  $    --      $    --      $    --      $    --
                                                  =========    =========    =========    =========


     The difference between the statutory rate of approximately 38% and the tax expense (benefit) of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

     At  March  31,  1999,   the  Company  had  available  net  operating   loss
     carryforwards of $270,988. These carryforwards expire from 2015 to 2018.

7.   SHAREHOLDERS' EQUITY (DEFICIT)

     During the year ended March 31, 1998, the Company issued 200,000 shares of common stock in exchange for services provided by an outside party. The shares issued were recorded at the estimated fair value of the services provided, which was $8,110.

8.   STOCK COMPENSATION (UNAUDITED)

     On May 18, 1999, the stockholders of the Company unanimously voted to grant stock bonuses to certain key employees of the Company. The number of shares granted after giving retroactive effect to the subsequent stock dividend totaled 650,000 shares. The Company has recognized compensation expense of $650,000 in the statement of operations for the three month period ended June 30, 1999 (unaudited), for the stock bonus. The compensation was based on the stock price in transactions occurring near the date of the stock grant.

9.   EARNINGS PER SHARE

     A reconciliation of shares used in calculation of basic and diluted and unaudited pro forma net earnings per share follows:


                                                            March 31,                    June 30,
                                                   -------------------------    -------------------------
                                                       1999          1998           1999          1998
                                                       ----          ----           ----          ----
                                                                                       (unaudited)
     Net income (loss)                             $    27,484   $   (29,079)   $  (747,151)   $    55,730
                                                   ===========   ===========    ===========    ===========

     Net income (loss) per common share:
       Basic                                              0.01         (0.01)         (0.29)          0.02
       Diluted                                            0.01         (0.01)         (0.29)          0.02

     Reconciliation of weighted average shares:
       Shares used in computing basic net
       income (loss) per share                       2,255,000     2,255,000      2,580,900      2,255,000

     Shares used in computing diluted net income
       (loss) per share                              2,255,000     2,255,000      2,580,900      2,255,000


     There were no potentially dilutive securities as of March 31, 1999 and 1998, and June 30, 1999 and 1998 (unaudited).

10.  SUBSEQUENT EVENTS (UNAUDITED)

     Certain stockholders of Sentry agreed to make capital contributions of $500,000 to the Company in contemplation of the merger between the two companies described in Note 1. The Company's right to keep the contributions as equity was contingent upon completion of the merger. As of June 30, 1999 (unaudited), approximately $200,000 of the contributions had been received. The remaining $300,000 was received in July and August 1999.

     Also, subsequent to the merger discussed in Note 1 to the financial statements, TravelNow granted options on 530,000 shares of TravelNow common stock to employees. The options have exercise prices ranging from $1.50 per share to $65.00 per share and exercise dates from July 2000 to September 2002 for 500,000 of the shares and September 2000 to September 2004 for 30,000 shares. Additionally, TravelNow entered into employment agreements with employees providing for aggregate compensation from annual salaries of $390,000 for a period of 5 years and debt forgiveness of $160,000 in the employees' second year of employment.



                                   * * * * * *