Form 10QSB
period 1999-09-30
TRAVELNOWCOM INC
filed 1999-11-15
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


                           Commission File No. 0-25357

                               TRAVELNOW.COM INC.

                 (Name of Small Business Issuer in Its Charter)

             Florida                                     59-3391244
             -------                                     ----------
  (State of Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

             318 Park Central East, Suite 306, Springfield, MO 65806
             -------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (417) 864-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                             SENTRY ACCOUNTING, INC.
              321 N. Kentucky Avenue, Suite 1, Lakeland, FL 33801,
                                   December 31 _________________________________
              (Former name, former address and former fiscal year,
                          if changed since last year.)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of October 31, 1999 TravelNow.com Inc. had 10,324,304 shares of common stock outstanding, no par value.


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                      TRAVELNOW.COM INC.
                                  STATEMENTS OF OPERATIONS
                 THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                          (Unaudited)



                                         Three Months Ended             Six Months Ended
                                            September 30                   September 30
                                     --------------------------    ---------------------------
                                        1999            1998           1999            1998
                                     -----------    -----------    -----------     -----------

Total Revenues                       $ 1,023,452    $   252,471    $ 1,404,901     $   408,172
Cost of Revenues                         511,120        115,143        795,334         165,570
                                     -----------    -----------    -----------     -----------
     Gross Profit                        512,332        137,328        609,567         242,602
                                     -----------    -----------    -----------     -----------

Operating Expenses
     Sales and Marketing                  34,647          1,505         64,166           7,740
     General and Administrative          431,298         61,970        596,165         105,279
     Stock-Based Compensation                  0              0        650,000               0
                                     -----------    -----------    -----------     -----------
          Total Operating Expenses       465,945         63,475      1,310,331         113,019
                                     -----------    -----------    -----------     -----------

Income/(Loss) Before Taxes                46,387         73,853       (700,764)        129,583
Provision for Income Taxes                     0              0              0               0
                                     -----------    -----------    -----------     -----------
     Net Income/(Loss)               $    46,387    $    73,853    ($  700,764)    $   129,583
                                     ===========    ===========    ===========     ===========

Average Number of Shares
Of Common Stock Outstanding            9,465,052      6,009,518      8,171,543       6,009,518

Net Income/(Loss) Per Share
     Basic                           $     0.005    $     0.012    ($    0.086)    $     0.022
     Diluted                         $     0.005    $     0.012    ($    0.086)    $     0.022

As a Percent of Total Revenues
----------------------------------

Total Revenues                             100.0%         100.0%         100.0%          100.0%
Cost of Revenues                            50.0%          45.6%          56.6%           40.6%
                                     -----------    -----------    -----------     -----------
     Gross Profit                           50.0%          54.4%          43.4%           59.4%
                                     -----------    -----------    -----------     -----------

Operating Expenses
     Sales and Marketing                     3.4%           0.6%           4.6%            1.9%
     General and Administrative             42.1%          24.5%          42.4%           25.8%
     Stock-Based Compensation                0.0%           0.0%          46.3%            0.0%
                                     -----------    -----------    -----------     -----------
          Total Operating Expenses          45.5%          25.1%          93.3%           27.7%
                                     -----------    -----------    -----------     -----------

Income/(Loss) Before Taxes                   4.5%          29.3%         (49.9%)          31.7%

Provision for Income Taxes                   0.0%           0.0%           0.0%            0.0%
                                     -----------    -----------    -----------     -----------
     Net Income/(Loss)                       4.5%          29.3%         (49.9%)          31.7%
                                     ===========    ===========    ===========     ===========


See notes to the financial statements.

                                       2

                               TRAVELNOW.COM INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, JUNE 30 AND MARCH 31, 1999



                                               Unaudited
                                      --------------------------
ASSETS                                  9/30/99        6/30/99        3/31/99
----------------------------------    -----------    -----------    -----------

Cash and Cash Equivalents             $   234,473    $    51,314    $     6,227
Accounts Receivable                       462,522        173,494        106,562
                                      -----------    -----------    -----------
     Current Assets                       696,995        224,808        112,789

Property and Equipment - Net               90,602         54,281         46,345
Construction In Process - Software        164,455              0              0
Investment - Nippon TravelNow, K.K         42,468              0              0
                                      -----------    -----------    -----------
     Total Assets                     $   994,520    $   279,089    $   159,134
                                      ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)
----------------------------------

Accounts Payable                      $   468,928    $   100,151    $    83,066
Accrued Liabilities                       113,257         51,152         44,596
Notes Payable - Current Portion                 0         55,838         58,538
Notes Payable to Stockholders                   0          6,000         10,000
                                      -----------    -----------    -----------
     Current Liabilities                  582,185        213,141        196,200

Notes Payable Less Current Portion              0              0              0
                                      -----------    -----------    -----------
     Total Liabilities                    582,185        213,141        196,200
                                      -----------    -----------    -----------

Common Stock                                    0         29,068         22,550
Additional Paid-In Capital              1,430,416      1,101,348        257,701
Accumulated Deficit                    (1,018,081)    (1,064,468)      (317,317)
                                      -----------    -----------    -----------
     Stockholders' Equity/(Deficit)       412,335         65,948        (37,066)
                                      -----------    -----------    -----------

     Total Liabilities and Equity     $   994,520    $   279,089    $   159,134
                                      ===========    ===========    ===========


See notes to the financial statements.


                                              TRAVELNOW.COM INC.
                                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                  YEARS ENDED MARCH 31, 1998 AND 1999 AND THE
                               THREE MONTHS ENDED JUNE 30 AND SEPTEMBER 30, 1999




                                                   COMMON STOCK           ADDITIONAL
                                             -------------------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                               SHARES*       AMOUNT        CAPITAL        DEFICIT    EQUITY/(DEFICIT)
                                             -----------   -----------    -----------   -----------  ---------------

BALANCE - MARCH 31, 1997                       5,476,523   $    20,550    $   251,591   ($  315,722)   ($   43,581)

    Net Loss                                           0             0              0       (29,079)       (29,079)
    Stock Issued For Services                    532,995         2,000          6,110             0          8,110
                                             -----------   -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 1998                       6,009,518        22,550        257,701      (344,801)       (64,550)

    Net Income                                         0             0              0        27,484         27,484
                                             -----------   -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 1999                       6,009,518        22,550        257,701      (317,317)       (37,066)

    Net Loss                                           0             0              0      (747,151)      (747,151)
    Capital Contributions                              0             0        199,985             0        199,985
    Stock Bonus                                1,732,233         6,500        643,500             0        650,000
    Stock Issued                                   4,797            18            162             0            180
                                             -----------   -----------    -----------   -----------    -----------
BALANCE - JUNE 30, 1999                        7,746,548        29,068      1,101,348    (1,064,468)        65,948

    Net Income                                         0             0              0        46,387         46,387
    Capital Contributions                              0             0        300,000             0        300,000
    Acquisition by Sentry Accounting, Inc.             0       (29,068)        29,068             0              0
    Merger Into Sentry Accounting, Inc.        2,577,756             0              0             0              0
                                             -----------   -----------    -----------   -----------    -----------

BALANCE - SEPTEMBER 30, 1999                  10,324,304   $         0    $ 1,430,416   ($1,018,081)   $   412,335
                                             ===========   ===========    ===========   ===========    ===========


*Restatement of Common Shares Outstanding
---------------------------------------------------------------------

All share data restated for (1) a 50:1 stock dividend on May 25, 1999, (2) the acquisition by Sentry Accounting, Inc., one share of Sentry for each 1.97 shares of TravelNow stock outstanding, on July 27, 1999, and (3) a 4.25 to 1.0 stock dividend on July 28, 1999.


See notes to the financial statements.



                                        4


                               TRAVELNOW.COM INC.
                            STATEMENTS OF CASH FLOWS
               SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                            SIX MONTH PERIODS ENDED
                                                                 SEPTEMBER 30
                                                            ----------------------
                                                              1999          1998
                                                            ---------    ---------
OPERATING ACTIVITIES:
     Net Income/(Loss)                                      ($700,764)   $ 129,583
     Adjustments to reconcile net income/(loss) to
     net cash provided by/(used in) operating activities:
          Stock-based compensation                            650,000            0
          Depreciation and amortization                         9,472        9,958
          Loss on disposal of property and equipment                0            0
          Changes in operating assets and liabilities:
               Accounts receivable                           (355,960)     (76,089)
               Accounts payable                               249,652       (9,565)
               Accrued liabilities                             68,661       (6,767)
                                                            ---------    ---------
     Net Cash Provided By/(Used In) Operating Activities      (78,939)      47,120
                                                            ---------    ---------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                    (53,729)      (4,830)
     Software Construction in Process                         (28,245)           0
     Investment in Nippon TravelNow, K.K                      (42,468)           0
                                                            ---------    ---------
     Net Cash Used In Investing Activities                   (124,442)      (4,830)
                                                            ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from capital contributions                      499,985            0
     Proceeds from sale of stock                                  180            0
     Proceeds from notes payable to stockholders                    0            0
     Repayments of notes payable to stockholders              (10,000)      (8,000)
     Proceeds from notes payable                                    0       10,000
     Repayments of notes payable                              (58,538)     (14,500)
                                                            ---------    ---------
     Net Cash Provided By/(Used In) Financing Activities      431,627      (12,500)
                                                            ---------    ---------

Net Increase In Cash and Cash Equivalents                     228,246       29,790

CASH AND CASH EQUIVALENTS:
     Beginning of Period                                        6,227        3,849
                                                            ---------    ---------
     End of Period                                          $ 234,473    $  33,639
                                                            =========    =========

NON-CASH TRANSACTIONS:
     Acquisition of Software in Accounts Payable            $ 136,210    $       0
                                                            =========    =========


See notes to the financial statements


                                        5

                               TRAVELNOW.COM INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   Basis of Presentation

     The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company's operating results for the periods shown. These statements should be read in conjunction with the Company's Form 10-KSB filed with the SEC on October 12, 1999.

     The Company's revenues are comprised principally of commissions paid by travel suppliers related to the online booking of travel reservations for the Company's customers. Commissions earned are recognized for hotel bookings as of the customer's departure date, for car rentals as of the return date, and for airline tickets as of the reservation date, all net of allowances for cancellations and credit risk. Revenues for advertisements on the Company's Web site are recognized during the period the advertisements are displayed.

     Cost of revenues includes the expenses of operating the Company's travel reservation systems, Web site and customer service operations. It also includes commission sharing payments to affiliated Web sites that generate customer reservations through the use of the TravelNow reservation systems. Facilities expense and other indirect items related to the generation of revenue are included in general and administrative expense.

2.   Merger with Sentry Accounting, Inc.

     Pursuant to an Agreement and Plan of Reorganization consummated on July 23, 1999 between TravelNow.com Inc., a Missouri corporation ("TravelNow of Missouri"), and Sentry Accounting, Inc., a Florida corporation ("Old Sentry"), Old Sentry acquired 100% of the issued and outstanding stock of TravelNow of Missouri for 1,475,533 shares of restricted common stock of Old Sentry. The stock exchange ratio was one share of Old Sentry stock for each 1.97 shares of TravelNow of Missouri stock outstanding.

     The acquisition became effective as of July 27, 1999 and TravelNow of Missouri was merged into Old Sentry as of that date. Old Sentry then changed its name to TravelNow.com Inc.

     At the time of the merger, 491,000 shares of Old Sentry common stock were freely transferable or unrestricted and held by Old Sentry shareholders. The total shares outstanding at that point were 1,966,533. On July 28, 1999, the Company issued a stock dividend of approximately 4.25 shares for each share outstanding, increasing the total shares from 1,966,533 to 10,324,304 shares issued and outstanding.

     Since the former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity, TravelNow of Missouri is considered the "acquiring" corporation from an accounting standpoint and for SEC reporting purposes. TravelNow's March 31 fiscal year-end was adopted for the combined company.

3.   Restatement of Common Shares Outstanding

     The number of common stock shares outstanding for all periods has been restated on an equivalent basis. The restatement includes: (1) TravelNow of Missouri's 50:1 stock dividend on May 25, 1999, (2) the acquisition of TravelNow of Missouri by Old Sentry with a stock exchange ratio of one Old Sentry share for each 1.97 TravelNow shares, and (3) the 4.25 to 1.0 stock dividend on July 28, 1999. The common stock outstanding has no par value.

4.   Capital Contributions

     Pursuant to the acquisition of TravelNow of Missouri by Old Sentry, certain stockholders of Old Sentry agreed to make capital contributions to the Company of approximately $500,000. During the period from April 1999 through August 1999, such contributions were received in the total amount of $499,985.

5.   Capitalization of Software Development Costs

     The American Institute of Certified Public Accountants issued Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain direct costs associated with such software be capitalized and amortized over an appropriate time period. Prior to the effective date of SOP 98-1 and the beginning of its current fiscal year on April 1, 1999, the Company expensed all costs of computer software developed or acquired for internal use.

     During August 1999, the Company began the development of a second generation proprietary software platform for its online reservations systems. The total cost of this new system is expected to be approximately $500,000, including the direct costs of Company personnel devoted to the project, outside consulting fees and purchased software. Through September 30, 1999, the Company has incurred and capitalized $164,455 related to the new system. Of this total, $136,210 represented consulting fees and $28,245 represented internal personnel costs.

6.   Investment in Nippon TravelNow, K.K.

     TravelNow has an ongoing affiliation with a Japanese company, Nippon TravelNow, K.K., which provides travel reservation services through the Internet to customers primarily in Japan and Asia. In September 1999, TravelNow invested $42,468 in Nippon TravelNow, K.K. for a 49.0% interest in the company. This investment will be treated on the equity method, but the company's operations subsequent to the date of the investment were not significant to TravelNow's financial position for the periods reported herein.

7.   Stock Options and Common Stock-Based Compensation

     During the three month period ended September 30, 1999, the Company granted options on 530,000 shares of TravelNow common stock to employees. The options have exercise prices ranging from $1.50 per share to $65.00 per share and exercise dates from July 2000 to August 2004 for 500,000 of the shares and September 2000 to September 2006 for 30,000 shares.

     The Company accounts for stock options on an intrinsic value basis under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation costs related to stock options have been recognized in the Company's financial statements because the stock options had no intrinsic value at the dates of the grants.

     The Company also complies with the disclosure provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under the fair value based method provisions of SFAS No. 123, the value of the 530,000 stock options is estimated to be $1,134,372, of which $56,984 would be amortized during the three months ended September 30, 1999. Net income would be reduced by the same amount and earnings per share for the three and six months ended September 30, 1999 would be reduced by $0.006 and $0.007, respectively. The amortized costs associated with each of the two remaining quarters of fiscal year 2000 ending on March 31, 2000 would be $170,951 under the provisions of SFAS No. 123.

     Separately, on May 18, 1999, the Company granted stock bonuses to certain employees. Compensation expense of $650,000 was recognized in the Company's statement of operations for the three month period ended June 30, 1999 and is included in the statement of operations herein for the six month period ended September 30, 1999. These bonuses were initially reported in the

     Company's Form 10-KSB filed on October 12, 1999 as 650,000 shares of common stock, restated for events through June 30, 1999. Subsequent to the merger with Old Sentry and the 4.25 to 1.0 stock dividend described above, the bonuses represent 1,732,233 shares of the 10,324,304 TravelNow common shares currently outstanding.

8.   Income Taxes

     No provision for income taxes has been recorded in the Company's financial statements. The Company has predominantly incurred net losses since inception and has to date not received a tax benefit for such losses. In the opinion of management, the realizability of the Company's deferred tax assets is sufficiently uncertain that a full valuation allowance has been recorded.

9.   Derivative Instruments and Hedging Activities

     The Company is in the process of evaluating the effect, if any, that Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), will have on its financial position and results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with (1) the Company's financial statements and the notes to the statements contained herein, and (2) the Company's Form 10-KSB filed with the SEC on October 12, 1999.

Introduction

TravelNow.com Inc. is an Internet-based travel services company which provides online travel information and reservations to its customers on a worldwide basis. The Company's Web site (www.travelnow.com) gives customers real-time access to hotel, car and airline information regarding schedules, availability and rates and enables the booking of reservations on an automated basis. In addition to its reservation and ticketing services, the Company offers discounted and promotional fares, travel news and destination information such as maps and weather forecasts.

TravelNow customers connect to the Company's Web site either directly or through links with affiliated Web sites. Commissions generated from reservations booked by customers that connect to TravelNow through an affiliated Web site are shared with that affiliate.

Results of Operations and Comparison of Operating Results

TravelNow's total revenues for the three months ended September 30, 1999 exceeded $1.0 million, which is four times the $252,471 of revenues in the comparable quarter of the prior year and exceeds the $886,172 of revenues reported for the entire fiscal year ended March 31, 1999. Net income for the September 1999 quarter was $46,387 versus $73,853 in the same quarter of the prior year.

During the six months ended September 30, 1999, total revenues were $1.4 million, representing 3.4 times the $408,172 revenues in the comparable period of 1998. The Company sustained a net loss in the 1999 six month period of $700,764 due principally to a $650,000 non-cash charge for stock-based compensation related to employee stock bonuses paid on May 18, 1999. In the comparable six month period of 1998, net income was $129,583.

Net income for the 1999 six month period exclusive of the $650,000 non-cash charge was a loss of $50,764, all of which was sustained in the initial three months of the period. This loss was substantially due to the Company's decision to structure its operations and staff to accommodate significantly higher levels of customer activity and travel reservations. Total revenues grew from $381,449 in the quarter ended June 30, 1999 to the $1.0 million level in the following quarter ended September 30, 1999.

Revenues. TravelNow's principal source of revenue is commissions related to hotel bookings. The level of confirmed hotel bookings has increased from an average of approximately 1,300 per week during the quarter ended September 30, 1998 to an average of approximately 5,300 per week during the quarter ended September 30, 1999. Much of this revenue growth is attributable to the expansion of the Company's affiliate program through which affiliated Web sites are dynamically linked to TravelNow's reservation systems.

In January 1999, the Company implemented its own car reservations system on the TravelNow Web site and began providing links to this system for its affiliates. Car reservations have grown progressively during 1999 to an average of approximately 1,200 confirmed reservations per week during the month of September. Historically, the Company has outsourced its airline reservations to another company and commissions from airline bookings have not been a significant portion of total revenues. The Company has recently introduced its own airline system on selected Web sites. This system is expected to increase the Company's revenues in the future, but did not contribute significantly to the periods reported through September 30, 1999.

Cost of Revenues. The Company's cost of revenues as a percent of revenues increased from 45.6% to 50.0% in the three months ended September 30, 1998 and 1999, respectively. This percentage was 56.6% for the six months ended September 30, 1999 and 40.6% in the comparable period of the prior year.

These changes in the Company's cost structure are due to two factors. First, the mix of business has been shifted by the rapid growth of bookings from affiliated Web sites as the Company's affiliate program expands the number of affiliates. A higher commission payment structure was instituted as part of this process.

Second, the Company significantly expanded its personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs. Taken together, the shift in the mix of business and the expansion of the cost structure increased the cost of revenues to 74.5% of revenues in the quarter ended June 30, 1999. This ratio declined to the 50.0% level of the September 1999 quarter as the anticipated growth in revenues was realized.

Sales and Marketing Expenses. Sales and marketing expenses include personnel and other costs associated with developing and managing the Company's affiliate program as well as direct advertising expenditures. The higher level of these expenses reflects an expansion of activity in support of the affiliate program.

General and Administrative Expenses. The increases in general and administrative expense, both on an absolute and a percent of revenue basis, in the three and six months periods ended September 30, 1999 relative to the comparable periods of the prior year are due to two primary factors: (1) expansion of staff and other activities to support the Company's growth, and (2) professional fees associated with becoming a public company. The level of professional fees is anticipated to be lower in the remaining two quarters of the current fiscal year ending March 31, 2000.

Liquidity and Capital Resources

In conjunction with the merger of TravelNow of Missouri and Old Sentry which was completed in July 1999, TravelNow received capital contributions from certain shareholders of Old Sentry totaling approximately $500,000. Of this amount, approximately $200,000 was received in the quarter ended June 30, 1999 and the remaining $300,000 was received in July and August 1999.

As a result of these capital contributions, the Company's stockholders' equity increased from a deficit of $37,066 on March 31, 1999 to $412,335 as of September 30, 1999. The Company's working capital position has also strengthened during this six month time period. Working capital (current assets less current liabilities) was a negative $83,411 on March 31, 1999 and was a positive $114,810 on September 30, 1999. All of the Company's notes payable, which totaled $68,538 at March 31, 1999, have been repaid.

Even though the Company had a net loss of $700,764 during the six months ended September 30, 1999, net cash used in operating activities was only $78,939. All but $50,764 of the loss was due to the $650,000 non-cash charge for stock-based compensation.

Cash used in investing activities was $124,442, which was applied to the acquisition of fixed assets, software development and an investment in an affiliated Japanese company, Nippon TravelNow, K.K., for a 49% interest in that organization. Net cash provided by financing activities was $431,627, primarily from $499,985 in proceeds from capital contributions. Cash and cash equivalents increased by $228,246 to $234,473 during the six month period.

In conjunction with the development of a new software platform for its online reservations systems, the Company engaged a consulting firm to provide programming support. As of September 30, 1999, the Company's account payable to this consulting organization was $136,210. Since this amount had been booked as a capital item, it was treated as a non-cash transaction on the statement of cash flow.

Subsequent Events and Commitments

The Company is in the process of selling 25,000 new restricted shares of its common stock to an institutional investor for $250,000. Completion of the sale is expected by November 26, 1999.

The Company entered into a consulting agreement for computer programming services related to software development. Depending on the ultimate scope of the project, this contract will range in cost from $300,000 to $350,000. As of September 30, 1999, the Company has incurred a liability for $136,210 of such services. In addition, outside purchases of application software related to this project are expected to total $90,000.

A national chain of hotels and motels in the United States reduced the commissions it will pay to online travel reservation companies from 10% to 5% effective November 1, 1999. TravelNow has in the past listed the room availability and rates of this chain on its Web site and has booked reservations for TravelNow customers at various locations of the chain. As a result, the chain has been a significant source of revenue for TravelNow. Because of the chain's reduction in commission rates for online service organizations, TravelNow has removed the chain's listings from the TravelNow Web site. The Company believes that its customers will book reservations at other hotels and motels and, consequently, the commission policy change will not have a substantial effect on TravelNow's business, operating results or financial condition.

From a cash flow standpoint, the management of TravelNow believes that actual and anticipated levels of operating revenues in combination with its current cash resources are sufficient to meet the Company's near-term cash requirements. If such levels of operating revenues are not realized, the Company's operating results and liquidity could be adversely affected. In the future, the Company could determine that additional financing is required to fund the growth of its operations. There is no assurance that such capital would be available to the Company in sufficient amounts or on terms acceptable to the Company. The Company does not have any specific plans to raise additional capital as of the date of this filing other than the sale of stock noted above.

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

The Company's internal computer systems interface with the external computer systems of various travel suppliers and global distribution services. Several interoperability tests with these external systems have been successfully conducted. However, all such systems have not been tested for potential Y2K interface problems with TravelNow's software systems. The Company does not have the resources to assess all potential problems associated with the risk of failure by third party suppliers. The Company' contingency plan is to use as many third party suppliers as possible to limit the risk of one supplier not being Year 2000 compliant. The failure of any of TravelNow's computer systems or of the systems with which TravelNow interfaces to properly handle Year 2000 and related issues could have a materially adverse effect on the Company's business, its operating results and financial condition.


                 The rest of this page left blank intentionally

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     The Registrant is not a party to any legal action.

Item 2. Changes in Securities and Use of Proceeds

     The material set forth in Registrant's 10-QSB for the quarter ended June 30, 1999 is responsive to this Item No. 2 and is incorporated herein by this reference.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Security Holders of Registrant during the period covered by this report.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  On August 11, 1999 the Registrant filed Form 8-K
     (b)  On August 11, 1999 the Registrant filed Form 8-KA(1)
     (c)  On August 13, 1999 the Registrant filed Form 8-KA(2)
     (d) On October 12, 1999 the Registrant filed Form 8-KA(3) which incorporated by reference the Registrant's Form 10-KSB filed on October 12, 1999
     (f)  On November 5, 1999 the Registrant filed Form 8-K


                                  Exhibit Index

      Exhibit
      Number                Document Name and Location
      ------                --------------------------

        2.0 Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1(b) Agreement and Plan of Reorganization by and between Sentry Accounting, Inc., and TravelNow.com Inc. dated July 23, 1999 incorporated by reference to Exhibit 2.01 to Form 8-K dated August 11, 1999

        3.0         Articles and Bylaws

      3.1(a)        Articles of Incorporation filed June 27, 1996.

      3.2(a) Articles of Amendment to Articles of Incorporation filed November 25, 1996.

      3.3(b) Articles of Amendment to Articles of Incorporation filed July 27, 1996.

      3.4(a)        Bylaws of Registrant as in effect on August 13, 1999.

      3.5(e)        Amendment to Bylaws of Registrant.

         4 Instruments defining the rights of security holders including indentures

      4.1(e)        Form of the Company's common stock certificate

        10          Material Contracts

      10.1(e)       Employment Agreement between the Company and John
                    Christopher Noble.

      10.2(e)       Employment Agreement between the Company and Jeffery Alan
                    Wasson.

      10.3(e)       Employment Agreement between the Company and Christopher
                    Kuhn.

      10.4(e)       Employment Agreement between the Company and Whit Ehrler.

      10.5(e)       Stock Option Agreement between the Company and Christopher
                    Kuhn.

      10.6(e)       Stock Option Agreement between the Company and Whit Ehrler.

      10.7(e)       Stock Option Agreement between the Company and Craig
                    Dayberry.

      10.8(e) Employment Agreement between a former employee of the Company and the Company effective March 31, 1998, contract ending on September 30, 1998.

      10.9(e)       Subscription Agreement between SABRE Inc. and the Company.

     10.10(e)       ULTRADIRECT Interface Agreement with the Company.

     10.11(e)       MCI/Worldcom Flex TI Internet Agreement with the Company.

     10.12(e) Telecommunications Service Agreement between City Utilities of Springfield, Springfield, Missouri and the Company.

     10.13(e) The McDaniel Building Lease Agreement between the Company as Lessee and Warren Davis Properties II, L.L.C., Lessor and Addendum thereto.

        16          Letter on Change in Certifying Accountants.

      16.1(d)       Letter regarding change in Certifying Accountant.

----------

(a)  Filed as an exhibit to Report on Form 10-SBA dated May 18, 1999.
(b)  Filed as an exhibit to Report on Form 8-K dated August 6, 1999.
(c)  Filed as an exhibit to Report on Form 10-QSB dated August 16, 1999.
(d)  Filed as an exhibit to Report on Form 8-KA dated August 13, 1999.
(e)  Filed as an exhibit to Report on Form 10-KSB dated October 12, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: November 12, 1999

                                                 TRAVELNOW.COM INC.

                                                 By: /s/ Jeff Wasson
                                                 -------------------------------
                                                 Jeff Wasson

                                                 Co-Chief Executive Officer



                                                 By: /s/ John Christopher Noble
                                                 -------------------------------
                                                 John Christopher Noble
                                                 Co-Chief Executive Officer




                                                 By: /s/ H. Whit Ehrler
                                                 -------------------------------
                                                 H. Whit Ehrler
                                                 Chief Financial Officer