Form 10QSB
period 1999-12-31
TRAVELNOWCOM INC
filed 2000-02-14
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
         1934

For the transition period from _____________ to _______________

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

                              Yes  X    No _____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of January 31, 2000 TravelNow.com Inc. had 10,349,304 shares of common stock outstanding, no par value.


                                 PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements



                                         TRAVELNOW.COM INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                     THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                            (Unaudited)



                                           Three Months Ended             Nine Months Ended
                                               December 31                    December 31
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------

Total Revenues                        $  1,008,161    $    218,791    $  2,413,062    $    626,963
Cost of Revenues                           588,575         152,223       1,383,909         317,793
                                      ------------    ------------    ------------    ------------
     Gross Profit                          419,586          66,568       1,029,153         309,170
                                      ------------    ------------    ------------    ------------

Operating Expenses
     Sales and Marketing                    54,325           2,357         118,491          10,097
     General and Administrative            440,296          81,876       1,036,461         187,155
     Stock-Based Compensation                    0               0         650,000               0
                                      ------------    ------------    ------------    ------------
          Total Operating Expenses         494,621          84,233       1,804,952         197,252
                                      ------------    ------------    ------------    ------------

Income/(Loss) From Operations              (75,035)        (17,665)       (775,799)        111,918

Loss From Unconsolidated Subsidiary        (42,468)              0         (42,468)              0
                                      ------------    ------------    ------------    ------------

Income/(Loss) Before Taxes                (117,503)        (17,665)       (818,267)        111,918
Provision for Income Taxes                       0               0               0               0
                                      ============    ============    ============    ============
     Net Income/(Loss)                ($   117,503)   ($    17,665)   ($   818,267)   $    111,918
                                      ============    ============    ============    ============

Average Number of Shares
Of Common Stock Outstanding             10,336,804       6,009,518       8,893,296       6,009,518

Earnings/(Loss) Per Share
-------------------------
     Basic                            ($      0.01)   ($      0.00)   ($      0.09)   $       0.02
     Diluted                          ($      0.01)   ($      0.00)   ($      0.09)   $       0.02



See notes to condensed financial statements.


                                   TRAVELNOW.COM INC.
                               OPERATING STATEMENT RATIOS
              THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                       (Unaudited)



                                               Three Months Ended    Nine Months Ended
                                                   December 31          December 31
                                               ------------------  ---------------------
As a Percent of Total Revenues                   1999      1998      1999         1998
-----------------------------------            --------  --------  ---------   ---------

Total Revenues                                   100.0%    100.0%     100.0%      100.0%
Cost of Revenues                                  58.4%     69.6%      57.3%       50.7%
                                               --------  --------  ---------   ---------
     Gross Profit                                 41.6%     30.4%      42.7%       49.3%
                                               --------  --------  ---------   ---------

Operating Expenses
     Sales and Marketing                           5.4%      1.1%       4.9%        1.6%
     General and Administrative                   43.7%     37.4%      43.0%       29.9%
     Stock-Based Compensation                      0.0%      0.0%      26.9%        0.0%
                                               --------  --------  ---------   ---------
          Total Operating Expenses                49.1%     38.5%      74.8%       31.5%
                                               --------  --------  ---------   ---------

Income/(Loss) From Operations                     (7.5%)    (8.1%)    (32.1%)      17.8%

Loss From Unconsolidated Subsidiary               (4.2%)     0.0%      (1.8%)       0.0%
                                               --------  --------  ---------   ---------

Income/(Loss) Before Taxes                       (11.7%)    (8.1%)    (33.9%)      17.8%

Provision for Income Taxes                         0.0%      0.0%       0.0%        0.0%
                                               ========  ========  =========   =========
     Net Income/(Loss)                           (11.7%)    (8.1%)    (33.9%)      17.8%
                                               ========  ========  =========   =========




                               TRAVELNOW.COM INC.
                            CONDENSED BALANCE SHEETS
                         DECEMBER 31 AND MARCH 31, 1999



                                                   Unaudited
ASSETS                                             12/31/99           3/31/99
-------------------------------                   -----------       -----------

Cash and Cash Equivalents                         $   334,672       $     6,227
Accounts Receivable                                   533,926           106,562
                                                  -----------       -----------
     Current Assets                                   868,598           112,789

Property and Equipment - Net                          142,804            46,345
Software Under Development                            558,780                 0
                                                  ===========       ===========
     Total Assets                                 $ 1,570,182       $   159,134
                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)
-------------------------------
Accounts Payable                                  $   835,655       $    83,066
Accrued Liabilities                                   189,695            44,596
Notes Payable - Current Portion                             0            58,538
Notes Payable to Stockholders                               0            10,000
                                                  -----------       -----------
     Current and Total Liabilities                  1,025,350           196,200
                                                  -----------       -----------

Common Stock                                                0            22,550
Additional Paid-In Capital                          1,680,416           257,701
Accumulated Deficit                                (1,135,584)         (317,317)
                                                  -----------       -----------
     Stockholders' Equity/(Deficit)                   544,832           (37,066)
                                                  -----------       -----------

     Total Liabilities and Equity                 $ 1,570,182       $   159,134
                                                  ===========       ===========


See notes to condensed financial statements.


                                                TRAVELNOW.COM INC.
                               CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                     NINE MONTH PERIOD ENDED DECEMBER 31, 1999
                                                   (Unaudited)



                                                     COMMON STOCK            ADDITIONAL
                                               -------------------------      PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                  SHARES       AMOUNT         CAPITAL       DEFICIT    EQUITY/(DEFICIT)
                                               -----------   -----------    -----------   -----------  ---------------

BALANCE - MARCH 31, 1999                         6,009,518        22,550        257,701      (317,317)       (37,066)

      Net Loss                                           0             0              0      (818,267)      (818,267)
      Capital Contributions                              0             0        499,985             0        499,985
      Stock Compensation                         1,732,233         6,500        643,500             0        650,000
      Sale of Stock                                 29,797            18        250,162             0        250,180
      Acquisition by Sentry Accounting, Inc.             0       (29,068)        29,068             0              0
      Merger Into Sentry Accounting, Inc.        2,577,756             0              0             0              0
                                               -----------   -----------    -----------   -----------    -----------

BALANCE - DECEMBER 31, 1999                     10,349,304   $         0    $ 1,680,416   ($1,135,584)   $   544,832
                                               ===========   ===========    ===========   ===========    ===========



See notes to condensed financial statements.


                               TRAVELNOW.COM INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)



                                                            NINE MONTH PERIODS ENDED
                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
OPERATING ACTIVITIES:
      Net Income/(Loss)                                      ($818,267)   $ 111,918
      Adjustments to reconcile net income/(loss) to
      net cash provided by/(used in) operating activities:
           Stock-based compensation                            650,000            0
           Depreciation and amortization                        24,207       15,386
           Loss From Unconsolidated Subsidiary                  42,468            0
           Changes in Operating Assets and Liabilities:
                Accounts receivable                           (427,364)     (77,003)
                Accounts payable                               333,017       (4,962)
                Accrued liabilities                            145,099       (1,519)
                                                             ---------    ---------
      Net Cash Provided By/(Used In) Operating Activities      (50,840)      43,820
                                                             ---------    ---------

INVESTING ACTIVITIES:
      Acquisition of property and equipment                   (120,666)     (21,643)
      Software Development                                    (139,208)           0
      Investment in Unconsolidated Subsidiary                  (42,468)           0
                                                             ---------    ---------
      Net Cash Used In Investing Activities                   (302,342)     (21,643)
                                                             ---------    ---------

FINANCING ACTIVITIES:
      Proceeds from capital contributions                      499,985            0
      Proceeds from sale of stock                              250,180            0
      Repayments of notes payable to stockholders              (10,000)     (11,600)
      Proceeds from notes payable                                    0       10,000
      Repayments of notes payable                              (58,538)     (14,518)
                                                             ---------    ---------
      Net Cash Provided By/(Used In) Financing Activities      681,627      (16,118)
                                                             ---------    ---------

Net Increase In Cash and Cash Equivalents                      328,445        6,059

CASH AND CASH EQUIVALENTS:
      Beginning of Period                                        6,227        3,849
                                                             =========    =========
      End of Period                                          $ 334,672    $   9,908
                                                             =========    =========

NON-CASH TRANSACTIONS:
      Software Development in Accounts Payable               $ 419,572    $       0
                                                             =========    =========


See notes to condensed financial statements.


                               TRAVELNOW.COM INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed financial statements of TravelNow.com Inc. ("TravelNow" or "the Company") are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company's operating results for the periods shown. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended March 31, 1999.

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

     The former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity. TravelNow of Missouri is considered the "acquiring" corporation from an accounting standpoint and for SEC reporting purposes. TravelNow's March 31 fiscal year-end was adopted for the combined company.

3.   Restatement of Common Shares Outstanding

     The number of common stock shares outstanding for all periods has been restated on an equivalent basis.

4.   Capital Contributions and Sale of Stock

     Pursuant to the acquisition of TravelNow of Missouri by Old Sentry, certain stockholders of Old Sentry agreed to make capital contributions to the Company of approximately $500,000. During the period from April 1999 through August 1999, such contributions were received.

     On November 17, 1999, TravelNow issued 25,000 shares of its common stock for $250,000.

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

     During August 1999, the Company began the development of a second generation proprietary software platform for its online reservations systems. The total cost of this new system is expected to be approximately $750,000, including the direct costs of Company personnel devoted to the project, outside consulting fees and purchased software. Through December 31, 1999, the Company has incurred and capitalized $558,780 related to the new system. Of this total, $473,382 represented consulting fees and purchased software; $85,398 represented internal personnel costs.

6.   Investment in Nippon TravelNow, K.K.

     TravelNow has an ongoing affiliation with a Japanese startup operation which provides travel reservation services through the Internet to customers primarily in Japan and Asia. In July 1999, TravelNow invested $42,468 in Nippon TravelNow, K.K. for a 49% interest in this operation. The investment is carried on the equity method. During the three months ended December 31, 1999, TravelNow recognized a loss from unconsolidated subsidiaries related to Nippon TravelNow equal to the investment in this company. The operations of Nippon TravelNow, K.K. and its web site, TravelNowJapan.com, are currently in the process of being transferred to a new corporate entity. It is intended that the new entity will be affiliated with TravelNow.com Inc.

7.   Stock Options and Common Stock-Based Compensation

     During the nine month period ended December 31, 1999, the Company granted options on 530,000 shares of TravelNow common stock to employees. The options have exercise prices ranging from $1.50 per share to $65.00 per share and exercise dates from July 2000 to August 2004 for 500,000 of the shares and September 2000 to September 2006 for 30,000 shares.

     The Company accounts for stock options on an intrinsic value basis under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation costs related to stock options have been recognized in the Company's financial statements because the stock options had no intrinsic value at the dates of the grants.

     Under the fair value based method provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, the value of the 530,000 stock options at the grant date is estimated to be $1,134,372, of which $170,951 and $254,862 would be amortized during the three and nine month periods ended December 31, 1999, respectively. Net income would be reduced by the same amounts and earnings per share for the three and nine month periods ended December 31, 1999 would be reduced by $0.017 and $0.029, respectively. The amortized costs associated with the remaining quarter of fiscal year 2000 ending on March 31, 2000 would be $170,951 under the provisions of SFAS No. 123.

     Separately, on May 18, 1999, the Company granted stock bonuses to certain employees. Compensation expense of $650,000 was recognized in the Company's statement of operations for the nine month period ended December 31, 1999. These bonuses were initially reported in the Company's Form 10-KSB filed on October 12, 1999 as 650,000 shares of common stock, restated for events through June 30, 1999. Subsequent to the merger with Old Sentry and the
     4.25 to 1.0 stock dividend described above, the bonuses represent 1,732,233 shares of the 10,349,304 TravelNow common shares outstanding as of December 31, 1999.

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

10.  Travel Supplier Action

     A national chain of hotels and motels in the United States reduced the commissions it will pay to online travel reservation companies from 10% to 5% effective November 1, 1999. TravelNow has in the past listed the room availability and rates of this chain on its web site and has booked reservations for TravelNow customers at various locations of the chain. As a result, the chain has been a significant source of revenue. Because of the chain's reduction in commission rates for online service organizations, the Company has removed the chain's listings from the TravelNow web site. Management believes that there are a number of other motel chains of equal quality and comparable prices. Thus, management believes TravelNow's customers will book reservations at other hotels and motels and, consequently, the commission policy change will have little, if any, effect on the Company's business, operating results or financial condition.

     TravelNow's commission income from this national chain has been as follows:
     $54,845 and $10,854 for the three months ended December 31, 1999 and 1998, respectively; and $130,698 and $22,904 for the nine month periods ended December 31, 1999 and 1998, respectively.

11.  Contingencies

     On April 6, 1999 and June 9, 1999, TravelNow entered into agreements for a term of two (2) years with an Internet telecommunications supplier. The Company's management believes the telecommunications supplier (1) failed to provide the services called for by the agreements, (2) billed more than is contractually owed, and (3) threatened to terminate the telecommunications services. These telecommunications services have since been terminated by the supplier, but it continues to bill the Company on a monthly basis for sums management believes the Company does not owe. TravelNow will continue to attempt to reach a resolution of this matter, however, the amount owed could ultimately be determined through a judicial proceeding. Management estimates the total potential sums that could be claimed by the telecommunications supplier for the two-year contractual period to be approximately $138,000. No accrual has been made for any expense that might result from the resolution of this matter.

12.  Subsequent Event

     The Company issued 500,000 shares of 8% cumulative, Class A Convertible Preferred Stock on January 5, 2000, in exchange for cash of $4,500,000. The Class A Convertible Preferred Stock is automatically convertible in a one-to-one ratio to common shares upon the effectiveness of a registration statement which was filed by the Company on February 7, 2000. Certain specified events may affect the conversion ratio. Management plans to register common shares sufficient to permit a full conversion of the Class A Convertible Preferred Stock. If the registration statement does not become effective by December 31, 2000, or the common shares are not listed on the Nasdaq SmallCap Market or Nasdaq National Market System by December 31, 2000, the holders of the Class A Convertible Preferred Stock have the right to require the Company to purchase all of the shares and pay any accumulated dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed financial statements and the notes to the statements contained in this 10-QSB.


Introduction
------------

     Our revenues are comprised principally of commissions paid by travel suppliers related to the online booking of travel reservations for our customers. Commissions earned are recognized for hotel bookings as of the customer's departure date, for car rentals as of the return date, and for airline tickets as of the reservation date, all net of allowances for cancellations and credit risk. Revenues for advertisements on our web site are recognized during the period the advertisements are displayed.

     Cost of revenues includes the expenses of operating our travel reservation systems, web site and customer service operations. It also includes commission sharing payments to affiliated web sites that generate customer reservations through the use of the TravelNow reservation systems. These affiliated web sites have been the primary contributor to our revenue growth. Facilities expense and other indirect items related to the generation of revenue are included in general and administrative expense.

Merger with Sentry Accounting, Inc.
-----------------------------------

     Pursuant to an Agreement and Plan of Reorganization consummated on July 23, 1999 between TravelNow.com Inc., a Missouri corporation ("TravelNow of Missouri), and Sentry Accounting, Inc., a Florida corporation ("Old Sentry"), Old Sentry acquired 100% of the issued and outstanding stock of TravelNow of Missouri for 1,475,533 shares of restricted common stock of Old Sentry. The stock exchange ratio was one share of Old Sentry stock for each 1.97 shares of TravelNow of Missouri stock outstanding.

     The acquisition became effective as of July 27, 1999 and TravelNow of Missouri was merged into Old Sentry as of that date. Old Sentry then changed its name to TravelNow.com Inc.

     At the time of the merger, 491,000 shares of Old Sentry common stock were freely transferable or unrestricted and held by Old Sentry shareholders. The total shares outstanding at that point were 1,966,533. On July 28, 1999, we issued a stock dividend of approximately 4.25 shares for each share outstanding, increasing the total shares from 1,966,533 to 10,324,304 shares issued and outstanding.

     Since the former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity, TravelNow of Missouri is considered the "acquiring" corporation from an accounting standpoint and for SEC reporting purposes. TravelNow of Missouri's March 31 fiscal year-end was adopted for the combined company.

Results of operations and comparison of operating results
---------------------------------------------------------

     During the three months ended December 31, 1999, total revenues were $1,008,161, representing 4.6 times the $218,791 of revenues in the comparable period of 1998. We sustained a net loss in the three month period ended December 31, 1999 of $117,503. This loss was substantially due to our decision to structure our operations and staff to accommodate significantly higher levels of customer activity and travel reservations during calendar year 2000. The $117,503 loss also included a loss from an unconsolidated subsidiary of $42,468. During the three months ended December 31, 1998, we had a net loss of $17,665.

     Total revenues for the nine months ended December 31, 1999 were $2,413,062, which was 3.8 times the $626,963 of revenues in the comparable period of 1998. Net income for the 1999 nine month period was a loss of $818,267, due substantially to a $650,000 non-cash charge for stock-based compensation related to employee stock bonuses and the $42,468 loss from an unconsolidated subsidiary. In the comparable nine month period of 1998, net income was $111,918.

Revenues
--------

     Our principal source of revenue is commissions related to hotel bookings. The level of confirmed hotel bookings has increased from an average of approximately 1,100 per week during the nine months ended December 31, 1998 to an average of approximately 4,600 per week during the nine months ended December 31, 1999. Confirmed hotel bookings for the quarter ended December 31, 1999 averaged approximately 5,200 per week. Much of this growth is attributable to the expansion of our affiliate program through which affiliated web sites are dynamically linked to our reservation systems.

     When a hotel booking is confirmed, we do not automatically receive revenue. However, hotel bookings are an indicator of the anticipated level of customer hotel stays which ultimately will result in revenues for the Company.

     In January 1999, we implemented our own car reservations system on the TravelNow web site and began providing links to this system for our affiliates. Car reservations have grown progressively during 1999 to an average of approximately 2,000 confirmed reservations per week during the month of December 1999. Historically, we have outsourced our airline reservations to another company and commissions from airline bookings have not been a significant portion of total revenues. In November 1999, we began to introduce our own airline system on selected web sites. This system is expected to increase our revenues in the future, but did not contribute significantly to the revenues in the three and nine month periods ended December 31, 1999.

Cost of revenues
----------------

     During the three months ended December 31, 1999, the cost of revenues as a percent of revenues declined to 58.4% from 69.6% in the comparable period of the prior year. This decline is the net impact of two countervailing factors. On the one hand, the increase in revenues during this particular quarter outpaced the percentage increase in most expenses charged to cost of revenues, particularly personnel costs. On the other hand, commission payments to affiliated web sites have increased on an absolute and percentage basis. The number of affiliates has expanded rapidly and these affiliates have generated a larger proportion of our business. A higher commission payment structure for affiliates was also implemented in the Spring of 1999.

     During the nine month period ended December 31, 1999, the cost of revenues as a percent of revenues moved in the opposite direction, increasing from 50.7% to 57.3% even though revenues were 3.8 times the revenues during the comparable nine month period of 1998. The higher percentage of costs was due to two factors. First, the shift in the mix of business to a greater proportion generated by affiliates increased affiliate payments. Second, we significantly expanded our personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs.

     Taken together, the shift in the mix of business to a greater proportion generated by affiliates and the expansion of our cost structure increased the cost of revenues to 74.5% of revenues in the quarter ended June 30, 1999. This ratio declined to 50.0% in the September 1999 quarter and 58.4% in the December 1999 quarter as the anticipated growth in revenues was realized, resulting in the 57.3%% ratio for the nine months ended December 31, 1999.

     Although our existing staff and facilities are generally adequate to support higher levels of revenues, we plan to further expand our personnel and facilities to prepare for future growth. As a result, the cost of revenues as a percent of revenues will fluctuate on a cyclical basis until the anticipated revenue increases are realized.

Sales and marketing expenses
----------------------------

     Sales and marketing expenses include payroll and other costs associated with developing and managing our affiliate program as well as direct advertising expenditures. During the three months ended December 31, 1999, sales and marketing expenses increased to $54,325 (5.4% of revenues) compared to $2,357 (1.1% of revenues) in the comparable period of the prior year as we expanded our staff to develop our affiliate program.

     Sales and marketing expenses were 4.9% and 1.6% of revenues in the nine months ended December 31, 1999 and 1998, respectively, also due to the expansion of staff. We intend to further increase our sales and marketing activities with the purpose of generating additional revenue growth. Sales and marketing expenses as a percent of revenues are expected to increase until such additional revenues are realized.

General and administrative expenses
-----------------------------------

     The increases in general and administrative expense, both on an absolute and a percent of revenue basis, in the three and nine month periods ended December 31, 1999 relative to the same periods of the prior year are due to two primary factors: (1) expansion of staff and other activities to support our growth, and (2) professional fees associated with becoming a public company. The level of professional fees is expected to decrease in the remaining quarter of the current fiscal year ending March 31, 2000.

     Fluctuations in general and administrative expenses as a percent of revenues can be expected to continue as we expand our staff to generate and support higher levels of revenues.

Subsequent events and commitments
---------------------------------

     On January 5, 2000, we sold 500,000 new restricted convertible preferred shares of stock to an institutional investor at $9.00 per share for a total of $4.5 million. The preferred shares, plus any unpaid and accrued dividends, are convertible on a share-for-share basis into our common stock upon the effective date of a registration statement. On February 7, 2000, we filed a Form SB-2 registration statement to register 510,000 shares of common stock, an amount we believe is enough to cover all outstanding preferred shares and any unpaid and accrued dividends the selling security holders elect to convert into shares of common stock. Therefore, our unrestricted shares are expected increase from 2,572,502 to 3,082,502 and total common shares outstanding are expected increase from 10,349,304 to 10,859,304.

     The proceeds from this sale of stock will be used for working capital and other corporate purposes as we expand our operations and prepare for the anticipated growth in our web-based travel services.

     The following financial schedule shows the pro forma impact of the sale of preferred stock on the Company's balance sheet as reported for December 31, 1999. Stockholders' equity increases from $544,832 as reported to $5,044,832 on a pro forma basis.

                               TRAVELNOW.COM INC.
                        CONDENSED PRO FORMA BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Unaudited)


                                                        Preferred
                                         12/31/1999     Stock Sale    Pro Forma
ASSETS                                   As Reported     1/5/2000     12/31/1999
------                                   -----------     --------     ----------

Cash and Cash Equivalents                 $  334,672    $4,500,000    $4,834,672
Other Assets                               1,235,510             0     1,235,510
                                          ----------    ----------    ----------
     Total Assets                          1,570,182     4,500,000     6,070,182
                                          ==========    ==========    ==========


LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Total Liabilities                         $1,025,350    $        0    $1,025,350

Stockholders' Equity                         544,832     4,500,000     5,044,832
                                          ----------    ----------    ----------
     Total Liabilities and Equity         $1,570,182    $4,500,000    $6,070,182
                                          ==========    ==========    ==========



     We entered into a consulting agreement for computer programming services related to software development. Depending on the ultimate scope of the project, this contract should range in cost from $500,000 to $550,000. As of December 31, 1999, we had incurred $403,850 in costs for such services. Purchases of application software related to the project, from the same vendor, total an additional $88,698. As of December 31, 1999, the amount payable to this vendor was $419,572, of which $230,411 was paid in January 2000. The remainder is due in two installments: $86,464 in February 2000 and $102,697 in March 2000. The total cost of the software development program is expected to be approximately $750,000. This total amount includes consulting fees, purchased software and direct costs of Company personnel.

Liquidity and capital resources
-------------------------------

     In conjunction with the merger of TravelNow of Missouri and Old Sentry which was completed in July 1999, we received capital contributions from certain shareholders of Old Sentry totaling approximately $500,000. Of this amount, approximately $200,000 was received in the quarter ended June 30, 1999 and the remaining $300,000 was received in July and August 1999.

     As a result of these capital contributions and the sale of $250,000 of common stock in November 1999, our stockholders' equity increased from a deficit of $37,066 on March 31, 1999 to $544,832 as of December 31, 1999.

     We had a net loss of $818,267 during the nine months ended December 31, 1999. All but $125,799 of the loss was due to the $650,000 non-cash charge for stock-based compensation and a $42,468 loss from an unconsolidated subsidiary. Net cash used in operating activities was $50,840.

     Cash used in investing activities during the nine months ended December 31, 1999 was $302,342 which was applied to the acquisition of fixed assets, software development and an investment in an affiliated Japanese company, Nippon TravelNow, K.K., for a 49% interest in that organization. During the nine months ended December 31, 1999, net cash provided by financing activities was $681,627, primarily from $499,985 in capital contributions and $250,180 from the sale of common stock. A total of $68,538 of cash was used to repay all of our outstanding notes payable. Cash and cash equivalents increased by $328,445 to $334,672 during the nine month period.

     In conjunction with the development of a new software platform for our online reservations systems, we engaged a consulting firm to provide programming support. As of December 31, 1999, our account payable to this consulting and software organization was $419,572.

     We believe that our current cash resources in combination with the anticipated levels of operating revenues are sufficient to meet our cash requirements in the foreseeable future. Nevertheless, additional financing will probably be required to fund our longer-term growth. There is no assurance that such capital will be available to us at that time in sufficient amounts or on acceptable terms. We do not have any specific plans to raise additional debt or equity capital.

     The sale of $4.5 million of convertible preferred stock described above has provided us with capital to pursue our strategy of continued technical development, product line expansion and customer growth. During calendar year 2000, we have plans to make substantial investments to implement our strategy. A portion of these investments will be in computer hardware and software which may be capitalized. The balance will be in personnel and other costs that will be expensed as incurred. Since these expenses will be incurred in advance of the anticipated revenue growth, management is projecting that we will operate at a net loss during calendar year 2000.

Year 2000
---------

     The Year 2000, or "Y2K," issue relates to computer systems which read and process calendar dates as part of their functionality and might not properly interpret the year "2000." This problem can occur because historically many computer programs were designed to use two-digit fields to store and recognize years. As a result, the date 01/01/00 would be read by such programs as January 1, 1900 instead of January 1, 2000. In addition, there is a potential issue relating to the correct identification of leap years and the year 2000 is a leap year.

     We have undertaken a thorough process to identify, correct and test potential problems in the software systems used within the company. We believe that our mission critical systems which support web-based travel reservation services have been adequately tested and that potential Y2K problems have been identified and corrected. Nevertheless, additional testing and ongoing compliance monitoring is in progress.

     Our experience since January 1 is that our reservation systems and the computer systems of our key suppliers of travel information and travel services are operating without significant Y2K issues.

     The status of our Y2K process by our principal phases is as follows: (1) Identification - Complete; (2) Inventory - Complete, (3) Readiness Projects: (a) Majority of Mission Critical Projects - Complete, (b) Non-Mission Critical Projects - Complete, and (4) Testing and Monitoring - In Progress.

     Our Year 2000 program costs have not and are not expected to have a material effect on our operating results or financial condition. We have maintained normal operating conditions of our systems and no critical software development programs have been deferred due to Year 2000 projects.

     Our development of a new software platform for our reservation systems has been completed except for final testing and optimization. An independent third party consulting organization was involved to test this new platform during our development to verify Y2K compliance. The implementation of the new platform has provided us with two separate reservation systems as a contingency plan for Y2K issues.

     Our internal computer systems interface with the external computer systems of various travel suppliers and global distribution services. Several interoperability tests with these external systems have been successfully conducted. However, all such systems have not been tested for potential Y2K interface problems with our software systems. We do not have the resources to assess all potential problems associated with the risk of failure by third party suppliers. Our contingency plan is to use as many third party suppliers as possible to limit the risk of one supplier not being Year 2000 compliant. The failure of any of our computer systems or of the systems with which we interface to properly handle Year 2000 and related issues could have a materially adverse effect on our business, our operating results and financial condition.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     The material set forth in Registrant's Form 8-K filed on January 28, 2000 is responsive to this Item No. 2 and is incorporated herein by this reference.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Security Holders of Registrant during the period covered by this report.

Item 5. Other Information

     (a) On February 7, 2000 the Registrant filed Form SB-2 with the Securities and Exchange Commission.

     (b) Effective January 1, 2000 the employment agreements of the Company's Co-Chief Executive Officers, Jeffrey Alan Wasson and John Christopher Noble, were amended to reflect an increase in each of their salaries to $150,000 per year as recommended by the compensation committee, consisting of the Company's two independent directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) On October 12, 1999 the Registrant filed Form 8-KA(3) which incorporated by reference the Registrant's Form 10-KSB filed on October 12, 1999

     (b)  On November 5, 1999 the Registrant filed Form 8-K

     (c)  On January 28, 2000 the Registrant filed Form 8-K



                                 Exhibit Index
      Exhibit
      Number                     Document Name and Location
      ------                     --------------------------

        2.0 Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1(b) Agreement and Plan of Reorganization by and between Sentry Accounting, Inc., and TravelNow.com Inc. dated July 23, 1999 incorporated by reference to Exhibit 2.01 to Form 8-K filed August 11, 1999

        3.0         Articles and Bylaws

      3.1(a)        Articles of Incorporation filed June 27, 1996.

      3.2(a) Articles of Amendment to Articles of Incorporation filed November 25, 1996.

      3.3(b) Articles of Amendment to Articles of Incorporation filed July 27, 1996.

      3.4(f) Articles of Amendment to the Articles of Incorporation of TravelNow.com Inc., filed January 5, 2000

      3.5(f) Articles of Amendment to the Articles of Incorporation of TravelNow.com Inc., filed January 11, 2000

      3.6 (a)       Bylaws of Registrant as in effect on August 13, 1999.

      3.7(e)        Amendment to Bylaws of Registrant

      4.0 Instruments defining the rights of security holders including indentures

      4.1(e)        Form of the Company's common stock certificate

      4.2(f) Articles of Amendment to The Articles of Incorporation filed January 11, 2000

     10.0           Material Contracts

     10.1(e)        Employment Agreement between the Company and John
                    Christopher Noble.

     10.2(f) Amended Employment Agreement between the Company and John Christopher Noble approved December 30,1999, effective January 1, 2000

     10.3(e)        Employment Agreement between the Company and Jeffrey Alan
                    Wasson.

     10.4(f) Amended Employment Agreement between the Company and Jeffrey Alan Wasson, approved December 30,1999, effective January 1, 2000

     10.5(e)        Employment Agreement between the Company and Christopher
                    Kuhn.

     10.6(e)        Employment Agreement between the Company and Whit Ehrler.

     10.7(e)        Stock Option Agreement between the Company and Christopher
                    Kuhn.

     10.8(e)        Stock Option Agreement between the Company and Whit Ehrler.

     10.9(e)        Stock Option Agreement between the Company and Craig
                    Dayberry.

    10.10(e) Employment Agreement between a former employee of the Company and the Company effective March 31, 1998, contract ending on September 30, 1998.

    10.11(e)        Subscription Agreement between SABRE Inc. and the Company.

    10.12(e)        ULTRADIRECT Interface Agreement with the Company.

    10.13(e)        MCI/Worldcom Flex TI Internet Agreement with the Company.

    10.14(e) Telecommunications Service Agreement between City Utilities of Springfield, Springfield, Missouri and the Company.

    10.15(e) The McDaniel Building Lease Agreement between the Company as Lessee and Warren Davis Properties II, L.L.C., Lessor and Addendum thereto.

    10.16(f) TravelNow.com Inc. Class A Convertible Preferred Stock Purchase Agreement, dated January 5, 2000

    16.0            Letter on Change in Certifying Accountants.

    16.1(d)         Letter regarding change in Certifying Accountant.

----------
(a)  Filed as an exhibit to Report on Form 10-SB filed February 5, 1999.

(b)  Filed as an exhibit to Report on Form 8-K filed August 11, 1999.

(c)  Filed as an exhibit to Report on Form 10-QSB filed August 16, 1999.

(d)  Filed as an exhibit to Report on Form 8-KA filed August 13, 1999.

(e)  Filed as an exhibit to Report on Form 10-KSB filed October 12, 1999.

(f)  Filed as an exhibit to Report on Form 8-K filed January 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2000
                                               TRAVELNOW.COM INC.

                                               By: /s/ Jeffrey A. Wasson
                                               -------------------------
                                               Jeffrey A. Wasson
                                               Co-Chief Executive Officer


                                               By: /s/ John Christopher Noble
                                               ------------------------------
                                               John Christopher Noble
                                               Co-Chief Executive Officer

                                               By: /s/ H. Whit Ehrler
                                               ----------------------
                                               H. Whit Ehrler
                                               Chief Financial Officer