Form 10KSB40
period 2000-03-31
TRAVELNOWCOM INC
filed 2000-07-14
CIK 1073672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------
                                   FORM 10-KSB
                           ---------------------------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                         Commission File Number 0-25357

                               TRAVELNOW.COM INC.
                               ------------------
                 (Name of small business issuer in its charter)

            Florida                                     59-3391244
            -------                                     ----------
(State or other jurisdiction of           (I.R.S. Employment Identification No.)
incorporation or organization)

          318 Park Central East-Suite 306, Springfield, Missouri 65806
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Issuer's telephone number including area code: (417) 864-3600

                             Sentry Accounting, Inc.
                             -----------------------
                                  (Former name)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock-$0.01 Par Value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $3,750,942.

     The aggregate market value of the Company's stock held by non-affiliates of the issuer (5,374,303 shares) was approximately $42,994,424 as of June 20, 2000, based upon the closing sale price on The Nasdaq SmallCap Market (the " Nasdaq SmallCap Market") reported for that date, which was $8.00 per share. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 31, 2000, 10,349,304 shares of common stock, par value $0.01 per share, were outstanding, of which 2,572,502 were unrestricted and freely tradeable and 7,776,802 were restricted.

                  PLEASE SEND COPIES OF ALL COMMUNICATIONS TO:

                             Victoria R. Westerhaus
                           Shook, Hardy & Bacon L.L.P.
                         1010 Grand Boulevard, 5th Floor
                        Kansas City, Missouri 64106-0607
                                 (816) 474-6550

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I
------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS...............................4

DESCRIPTION OF BUSINESS.......................................................4

DESCRIPTION OF PROPERTY......................................................12

LEGAL PROCEEDINGS............................................................13

PART II
-------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................13

MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................18

FINANCIAL STATEMENTS.........................................................25

CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................26

PART III
--------

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................26

EXECUTIVE COMPENSATION.......................................................28

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............36

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................37

EXHIBITS ....................................................................37

SIGNATURES...................................................................40

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Unless the context otherwise requires, the term "we," "us," "our," "Company," or "TravelNow" when used in this Form 10-KSB refers to TravelNow.com Inc., a Florida corporation. This report contains some forward-looking statements within the meaning of the federal securities laws. When used in this report, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward-looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Part I

Item 1. Description of Business.

Introduction.
-------------

     We are an Internet-based travel services company which provides online travel information and reservations to our customers on a worldwide basis. Our web site (www.travelnow.com) gives customers real-time access to hotel, car and airline information regarding schedules, availability and rates and enables the booking of reservations on an automated basis. In addition to our reservation and ticketing services, we offer discounted and promotional fares, travel news and destination information such as maps and weather forecasts.

     We initially offered online hotel bookings in May 1995 as one of the first unbiased online sources of hotel data. We have grown into a full service travel system with access to over 40,000 hotel properties, 60 car rental companies and 300 airlines. European rail passes are also available. Although not part of the automated reservations system, cruises were added in the fourth quarter of fiscal year 2000. These and other services, collectively referred to as "travel accommodations," are all available to customers on our web site.

     In May of 1995 we fulfilled, at our web site, a request by a customer in Hong Kong for a hotel reservation in Chicago, Illinois. Our managers believed this international booking over the Internet, and the fulfillment activity that followed during 1995, was evidence of a substantial inefficiency in the availability of and access to travel information by individual and small business travelers. Our management further determined that an unbiased web site, i.e., a web site where availability and fares were presented giving the customer the maximum number of choices, would address that market inefficiency.

     Our business methodology, which is to present travel availability and fare information without the intervention of a third party, requires a user friendly interface permitting quick and easy access to travel information on an individualized basis and reduces labor costs when contrasted with a traditional travel service. Management believed that a web site which provided this service would result in a customer base that would enable us to negotiate favorable contracts with travel suppliers and providers of travel information, resulting in reduced travel costs and increased customer traffic.

     From that initial hotel reservation booked in 1995, we have witnessed hotel confirmations issued at our web site increase from 20,348 during the fiscal year ending March 31, 1998 to 53,368 during the fiscal year ending March 31, 1999, to 246,705 during the fiscal year ending March 31, 2000, and increase from 12,889 during the six month period ending May 31, 1998 to 41,358 during the six month period ending May 31, 1999, to 189,163 during the six month period ending May 31, 2000. Expansion of our customer base has been primarily achieved by increasing the number of our affiliates, which are independent web sites that have contractually agreed to use our proprietary reservation systems.


                               Hotel Confirmations
                               -------------------

                                                 1998         1999         2000
                                                 ----         ----         ----

Fiscal Years Ended March 31                     20,348       53,368      246,705

Six Months Ended May 31                         12,889       41,358      189,163

     We are currently exploring international opportunities as part of our revolving strategy to address foreign markets. We have agreed to negotiate with our Japanese affiliate in an attempt to establish a long term relationship with the entity; however, as of the date of this report we have not entered into a definitive agreement. Our forty-nine percent (49%) interest in Nippon K.K. is now viewed by management as having no value and has been written off.

     We are also investigating the establishment of a wholly-owned operation in Europe. A small staff has been retained on a contract basis to perform market research, develop a specific strategy and prepare an initial operating plan for this region. If a decision is made to enter the European market on this basis, we will require additional capital resources to fund this start-up operation and we would plan to raise the capital in the United States.

Corporate History.
------------------

     On July 23, 1999, an Agreement and Plan of Reorganization was consummated between TravelNow.com Inc., a Missouri corporation ("TravelNow of Missouri"), and Sentry Accounting, Inc., a Florida corporation ("Old Sentry"), wherein Old Sentry acquired 100% of the issued and outstanding stock of TravelNow of Missouri for 1,475,533 shares of restricted common stock of Old Sentry. At the time of the merger, 491,000 shares of Old Sentry common stock were freely transferable or unrestricted and held by Old Sentry shareholders. The total number of shares at that point was 1,966,533. On July 28, 1999, the now combined entities issued a stock dividend of approximately 4.25 shares for each share outstanding, increasing the total shares from 1,966,533 to 10,324,304 shares issued and outstanding. See "Part II - Shares Eligible for Future Sale."

     Although Old Sentry was the surviving corporation of the merger, we changed our name at the time of the filing of the Articles of Merger to TravelNow.com Inc.

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

     At the time of the merger of TravelNow of Missouri into Old Sentry, Old Sentry had no significant operations and only nominal net assets. Since the former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity, TravelNow of Missouri is considered the "acquiring" corporation for accounting purposes.

History of Sentry Accounting, Inc.
----------------------------------

     Prior to the merger, Old Sentry was engaged in providing accounting services and related financial and administrative services to small businesses. The accounting and related financial and administrative services business of Old Sentry prior to the merger is described in Old Sentry's filing on SEC Form 10-SB filed on February 5, 1999, which filing was amended on SEC Form 10-SB/A1 on May 4, 1999, and further amended on SEC Form 10-SB/A2 filed on May 18,1999. As part of the terms of the merger, Old Sentry's accounting and financial and administrative business was transferred to a shareholder of Old Sentry in exchange for 2,000,000 shares of Old Sentry's common stock and a cash payment of $2,000. The merger was effective on July 27, 1999. Immediately after the merger, Messrs. Wasson and Noble, directors of TravelNow of Missouri, were appointed directors of TravelNow. The Board of Directors adopted a resolution which provided that effective as of the date of the approval by the shareholders of the merger, Messrs. Wasson and Noble would serve as Co-Chief Executive Officers. Effective May 3, 2000, Mr. Noble resigned as our Co-Chief Executive Officer, Secretary and Director.

     Certain of the shareholders of Old Sentry agreed to make a capital contribution to TravelNow in the amount of approximately $500,000. This capital contribution was completed in installments on August 6, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Corporate History of TravelNow of Missouri Prior to the Merger.
---------------------------------------------------------------

     TravelNow of Missouri was incorporated under the laws of the state of Missouri as TravelNow Network, Inc. on March 22, 1995. On March 21, 1997, TravelNow of Missouri merged into Eleven Twelve Corporation, a Missouri company. Although Eleven Twelve Corporation was the surviving entity, Eleven Twelve

Corporation's name was changed to TravelNow Global Reservation Network, Inc. at the time of the merger. On April 29, 1999, its name was changed to TravelNow.com Inc.

Distribution Method of Our Services.
------------------------------------

     The vast majority of travel accommodations are booked and confirmed on our web site through an automated process. We have developed in house our proprietary technology for hotels, rental cars and airlines, which interfaces with multiple sources of travel supplier information. In addition to our automated systems, we provide online and telephone customer service support 24 hours per day, seven days per week.

     Our customers are normally not charged directly by us for booking travel accommodations on our web site. Our primary source of revenue is commission income. Travel suppliers, such as hotel chains and car rental companies, pay commissions to us when travel accommodations booked through us are utilized by our customers.

Travel Suppliers.
-----------------

     Information regarding the availability of hotel rooms, airline flights and rental cars and other travel services is generated and provided to the travel industry by "travel suppliers." Examples of well known travel suppliers include Holiday Inn and Hyatt hotels, Avis and Hertz automobile rental companies, and American Airlines and United Airlines. We have access to travel suppliers of over (1) 40,000 hotels consisting of millions of hotel rooms throughout the world, (2) 300 airlines, which on any given day involves thousands of airline passenger seats moving between specified destinations around the globe, and (3) fleets of tens of thousands of automobiles located in cities throughout the world.

Global Distribution Systems.
----------------------------

     Data as to the availability and pricing of hotel rooms, airline seats and automobiles is constantly gathered from travel suppliers by electronic global distribution services ("GDS") such as Sabre Holding Corporation's SABRE system ("SABRE"); Pegasus Solutions, Inc.; Worldspan and others. We have direct contracts with two GDS systems: Sabre and Pegasus. Through our relationship with McDaniel Travel, Inc. ("McDaniel Travel"), as discussed below, we have an indirect relationship with a third GDS system, Worldspan. Each of the contracts with these GDS systems permits us to use our proprietary software to access information regarding the availability of hotel rooms, rental cars and airlines, including the fares and rates for these travel accommodations. Because room availability from the same supplier is typically found on more than one GDS system, our proprietary reservation system can access more than one GDS system in searching for availability, which enables us to present to our customers the lowest room rate then available on these competitive GDS systems.

     In 1996 and 1997 we issued 3,200 shares of our common stock, which after adjustment for the merger and stock dividends referred to elsewhere herein is 426,396 shares, to Marvin McDaniel, owner of McDaniel Travel, in exchange for our right to use the "ARC" number (the agency tracking number issued by Airline Reporting Corporation) and the "IATAN" number (the agency tracking number assigned by the International Airline Travel Agent Network) of McDaniel Travel. Although a travel agency is unable to issue domestic and international airline tickets without first obtaining ARC and IATAN numbers, the importance of these numbers with respect to hotel and automobile reservations is that they are used in tracking those reservations for commission collection. Although we do not foresee a disruption in the relationships between McDaniel Travel and the GDS systems which track the ARC and IATAN numbers for commission collection purposes, if any disruption occurred there is the possibility that our ability to track our reservations or obtain payment could be disrupted. Because we believe the issuance of airline tickets will have a growing and important impact on revenues, we are in the process of obtaining our own ARC and IATAN numbers.

     Provided that bookings through our web site remain at specified contractual levels, no payments are due to any of these GDS systems. Further, McDaniel Travel does not charge us fees of any kind as a result of the Worldspan contract with McDaniel Travel in which Worldspan permits us to have access to its proprietary information. Currently, we are maintaining these required levels and no payments are due to Pegasus, Sabre or Worldspan. However, there is a dispute between McDaniel Travel and Worldspan in which Worldspan claims it is owed $12,600 as a result of our failure to maintain the required booking levels during an earlier period. Management believes it is improbable that we are liable for any amount. Any sums owed by McDaniel Travel to Worldspan will be our obligation. We do not anticipate that this difference of opinion will lead to a disruption in our ability to access the Worldspan proprietary data base. The availability of travel accommodations and their respective fares and rates are then presented to our leisure and business traveler customers at our web site through our proprietary software interface.

     By obtaining hotel, airline and auto rental availability and fares from multiple GDS systems rather than relying upon only one GDS, we believe that we are avoiding dependence on any one of these third party providers to continue to offer and maintain such services. Nevertheless, any discontinuation of these services by one or more GDS, or any reduction in performance of a GDS that requires us to replace such services, would be disruptive to our business.

Commission Payments.
--------------------

     We earn commissions on travel accommodations either (1) as a percentage of the gross dollar value of the travel booking, or (2) as a fixed dollar amount per booking. The specific percentage or fixed dollar amount is dependent upon whether the booking involves a (1) vacation package, (2) hotel room, (3) car rental, (4) airline ticket, (5) Eurail ticket, or (6) hotel rooms and/or airline tickets through consolidators of such travel accommodations. Typically, the commissions on hotel rooms and rental cars are a higher percentage of the gross booking value than on airline tickets. Airline ticket commissions can also vary among airlines.

Company Growth Through Affiliate Program.
-----------------------------------------

     A substantial portion of our growth has come from providing our travel reservation engine to 400 independent operators of web sites with whom we currently share our commissions. Generally these web sites note that the travel service at their site is "powered by TravelNow." An independent web site that has contracted for the use of the TravelNow reservation engine is referred to as an affiliate.

     We established our affiliate program as a cost effective mechanism to increase our customer base without the expenditure of substantial sums of capital on direct advertising. The web site of each affiliate is dynamically connected to the TravelNow reservation engine in exchange for the sharing of commissions with the affiliates. This program has contributed substantially to our growth and allowed us to benefit from the advertising, marketing and other activities of our affiliates to develop traffic for their respective web sites.

     The activities used by affiliates to increase traffic to their web sites are not controlled or influenced by us except in so far as the sharing of the commission revenue affects the actions of each affiliate. We believe that our own ability to grow will depend in large part on, among other things, our ability to continue to generate sales volume by effectively maintaining our current relationships with our affiliates and to continue the expansion of our affiliate program.

     Set forth in the table below is the cumulative number of visitors that booked travel reservations through our web site from the inception of our first booking, through the periods indicated:

                          Number of TravelNow Visitors

     Fiscal Year Ending       Fiscal Year Ending        Fiscal Year Ending
       March 31, 1998           March 31, 1999            March 31, 2000
           21,914                  76,856                     417,791

     Through May 31, 2000 the cumulative number of visitors that booked travel reservations had grown to 490,913.

     We offer to customers, who affirmatively elect to do so, the option to receive travel-related information on a regular basis through email communications.

     As of March 31, 2000, approximately 281,000 leisure and business travelers who have previously booked travel reservations through the TravelNow web site were receiving regular emails from us. These emails, in the form of a TravelNow newsletter, feature various travel highlights, discounted travel vacations and other TravelNow offerings and information.

     The following chart shows the number of hotel reservations booked by week through us by our customers from the week beginning March 16, 1997 through the week beginning March 26, 2000. During that time period, hotel reservations booked by us have increased from less than 450 per week in March 1997 to more than 9,000 per week during March of 2000. Weekly hotel reservations during December 1999 were seasonally lower than October/November 1999 by approximately 12% versus a comparable seasonal decline in December 1998 of approximately 10%.

                                [GRAPHIC OMITTED]

Competition.
------------

     The online travel services market is new, rapidly evolving and intensely competitive, and we expect such competition to intensify in the future. We compete primarily with traditional travel agencies and online travel reservation services. In the online travel services market, we compete with other entities that maintain similar commercial web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by Sabre Holdings Corporation), TravelWeb (operated by Pegasus Solutions, Inc.) and GetThere.com, among others.

     Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial web sites offering online travel services. In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, typically by telephone. As the market for online travel services grows, we believe that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with our services.

     Many airlines and hotels offer travel services directly through their own web sites, eliminating the need to pay commissions to third parties such as us.

     A consortium of large domestic air carriers has recently announced it is forming a joint venture to launch a full service travel web site. This site, recently named Orbitz, is scheduled to launch in the second half of 2000. Additionally, a consortium of large hotel chains has indicated it is forming a joint venture to launch a full service web site, however, there is no known reliable information available to management of TravelNow at this time. We are unable to anticipate which other companies are likely to offer competitive services in the future.

     In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. The online travel industry is experiencing consolidation. In the past four months, Travelocity has acquired Preview Travel, Galileo has acquired Trip.com, and Expedia has acquired Travelscape and Vacationspot.com. It is unknown how these acquisitions or other industry consolidation will affect TravelNow's on-going business.

Intellectual Property, Third Party Licenses.
--------------------------------------------

     We have filed for U.S. Service Mark protection of "TravelNow.com." On September 22, 1999, the United States Department of Commerce Patent and Trademark Office notified us that an application filed prior to the date of our application is a "potentially conflicting pending application" with our application. We filed a response on March 21, 2000, to the Patent and Trademark Office's action, correcting the formal matters in the case and requesting the application be suspended, pending disposition of the potentially conflicting application. If the other application is abandoned, then our application will go on to publication. If the other application is allowed, we will file a notice of opposition when that mark is published. We are in the process of selecting a trademark for which we intend to seek trademark protection.

     We rely on confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We also intend to strategically license certain content for our online sites from third parties, including content which is integrated with internally developed content and used on our online sites to provide key services.

Governmental Regulation.
------------------------

     We are subject to regulations applicable to businesses generally. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted in the future with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, operating results and financial condition.

     Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on our business, operating results and financial condition.

     We may be subject to regulation by a number of states that have "seller of travel" acts. These acts require us to register as a seller of travel, comply with certain disclosure requirements, post a bond or escrow funds and/or participate in state restitution funds. We are in the process of making applications, as appropriate, in California and Florida. There is a possibility that we may later become subject to regulation requirements in additional states, however we do not anticipate that it will have a material impact on us or our financial condition. All of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. These consumer protection laws could result in substantial costs and interfere with the conduct of our business.

Research and Development.
-------------------------

     During the two (2) years ended on March 31, 1999, we invested approximately $195,000 developing, maintaining and operating our first generation proprietary software. We have subsequently incurred expenses developing second generation proprietary software to gather data from GDS systems and to present that data to our customers. To this end, we entered into a consulting agreement with a consulting firm and hired personnel necessary to complete this endeavor, including a database administrator. We incurred development expenses through the time of implementation of this second generation system of approximately $770,000. To the extent expenses for the development of this software are not subsequently followed by increased revenues, our operating results will fluctuate and may result in losses in subsequent quarters. If we are unable to adjust spending in a timely manner to compensate for any unexpected expenses or significant revenue shortfalls, there would be an immediate material adverse effect on our business, operating results and financial condition.

Environmental Compliance.
-------------------------

     The costs and effects of compliance with environmental laws do not have and are not anticipated to have a material impact on us or our financial condition.

Employees.
----------

     As of March 31, 2000, we had 79 full time employees and five (5) part-time employees. Of these employees, nine (9) were involved in sales and marketing, thirty-four (34) were involved in customer service, twenty-two (22) were involved in technology and development and fourteen (14) were involved in operations, finance and administration.

Item 2. Description of Property.

     Our operations are headquartered in Springfield, Missouri, where we lease space to house our principal administrative, sales and marketing, and customer service organizations as well as our primary computer and communications systems. In March 2000 we leased an additional 5,000 square feet of office space at our Springfield headquarters to accommodate our growing staff, primarily in the areas of technical development and customer service. We anticipate that we will require additional space within the next 12 months and believe that such additional space will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

     On April 6, 1999 and June 9, 1999, we entered into agreements for a term of two (2) years with an Internet telecommunications supplier. Our management believes the telecommunications supplier (1) failed to provide the services called for by the agreements, (2) billed more than is contractually owed, and
(3) threatened to terminate the telecommunications services. These telecommunication services have since been terminated by the supplier, but it continues to bill us on a monthly basis for sums our management believes we do not owe. We will continue to attempt to reach a resolution in this matter, however, the amount owed could ultimately be determined through a judicial proceeding. Our management estimates the total potential sums that could be claimed by the telecommunications supplier for the two year contractual period to be approximately $138,000.

     There is no litigation currently pending against us.

Part II

Item 4. Submission or Matters to a Vote of Security Holders.

     No matters were submitted for a vote of registrant's security holders during the fourth quarter of our fiscal year ended March 31, 2000.

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock.
----------------------------

     Old Sentry's stock traded under the symbol SNTY on the OTC Bulletin Board from February 5, 1999, until August 1, 1999. There were approximately 491,000 shares of Old Sentry's common stock issued and outstanding as of July 23, 1999. We have done a search to determine the availability of high and low bid information for Old Sentry common stock for the periods indicated below, and have been unable to locate these historical records if in fact such activities in the shares occurred prior to the merger of July 27, 1999, referred to elsewhere in this filing.

     Our stock was traded under the symbol TNOW on the OTC Bulletin Board from August 2, 1999, to May 24, 2000. On May 25, 2000, our stock was approved for listing on the Nasdaq SmallCap Market, where it is currently traded under the symbol TNOW. There were 10,349,304 shares of the registrant's common stock issued and outstanding as of March 31, 2000. The following table shows the high and low bid information for our common stock as reported on the OTC Bulletin Board, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and which may not represent actual transactions.

                                                          High         Low

Second Quarter from August 2 - September 30, 1999         $ 15.125     $  5.125

Third Quarter from October 1 - December 31, 1999          $ 15.875     $ 10.375

Fourth Quarter from January 1 - March 31, 2000            $ 17.500     $ 10.000

     The closing sale price of our common stock as reported on the OTC Bulletin Board on March 31, 2000 was $10.25 per share. As of that date there were approximately 1,103 holders of record of our common stock. This includes the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividend policy.
----------------

     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends on the common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     As of March 31, 1996, there were issued 14,600 shares of authorized but previously unissued common stock. Five employees received 9,745 shares in exchange for services, and 4,855 shares were issued to nine shareholders in exchange for cash in the amount of $241,125.00. Then, on September 2, 1996, we authorized a three-for-one stock split bringing the total shares of our common stock outstanding to 43,800 shares. Thereafter on or about February 19, 1997, we issued 38,400 shares of our authorized but unissued common stock to two shareholders for $1.00 per share bringing the total shares issued and outstanding to 82,200.

     Effective on March 21, 1997, we merged with Eleven Twelve Corporation, a Missouri corporation, and underwent a recapitalization. As a result of that merger, one shareholder holding 8,100 shares of our common stock was forced to elect either appraisal rights or the stock's valuation of $1.00 per share. That shareholder did not choose to pursue the statutory right of appraisal but accepted $1.00 per share for each of the 8,100 shares. As a result of the merger and recapitalization on March 21, 1997, twelve shareholders held 41,100 shares of our issued and outstanding common stock, and we received additional cash capital contributions of $7,000.00, for a total of $248,125.00 of capital contributions in cash when added to the previous $241,125.00. In addition to the capital contributions in cash, company promissory notes and trade receivables in the amount of $47,500.00 were forgiven.

     On June 7, 1997, pursuant to an exemption from the registration requirement of the Securities Act of 1933 found in Section 4(2) we issued four thousand (4,000) shares of our common stock in exchange for legal services. On June 9, 1997, the number of shares was equal to 532,995, after adjusting for the results of a stock dividend issued on May 25, 1999, the merger effective July 27, 1999 and a stock dividend issued July 28, 1999. The recipient, our legal counsel, had adequate access to the information necessary to evaluate the risks attendant to the issuance of those shares and represented that he was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof as reflected by appropriate legends affixed to the securities issued in such transaction.

     On May 18, 1999, we issued 13,000 shares of our authorized but unissued common stock to five employees as a stock bonus. See "Shares Issued As a Stock Bonus."

     Thus, between August 6, 1995, and May 18, 1999, we issued a total of 58,100 shares to eighteen shareholders. The following table reflects the shares of our stock issued in the foregoing transactions after giving effect to the stock dividend on May 25, 1999, the merger on July 27, 1999 and the stock dividend on July 28, 1999. Also included in the table below are 1,800 shares of our common stock issued to a former employee on June 2, 1999, in exchange for $180.00 pursuant to an agreement previously entered into between us and the employee for services rendered by that employee which agreement ended on September 30, 1998.

--------------------------------------------------------------------------------
Number of Shares issued by the Company      Number of shares issued by the
between August 6, 1995 and May 25, 1999     Company between August 6, 1995 and
                                            May 25, 1999 adjusted for results
                                            of stock dividend issued on May 25,
                                            1999, Merger effective July 27,
                                            1999 and stock dividend issued July
                                            28, 1999
--------------------------------------------------------------------------------
              58,100                                  7,751,802 (1)
--------------------------------------------------------------------------------

     (1) See the material following the caption "Shares Eligible for Sale."

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

     On November 17, 1999, pursuant to an exemption from the registration requirement of the Securities Act of 1933 found in Section 4(2), the registrant issued 25,000 shares of our common stock at $10.00 per share for a total purchase price of $250,000. The recipient, Finter Bank Zurich, was an accredited investor with adequate access to the information necessary to evaluate the risks attendant to the issuance of those shares and represented that it was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof as reflected by appropriate legends affixed to the securities issued in such transaction.

     On January 5, 2000, pursuant to an exemption from the registration requirement of the Securities Act of 1933 found in Section 4(2), we issued 500,000 shares of Class A Convertible Preferred Stock at a price of $9.00 per share for a total purchase price of $4.5 million. The recipients, affiliates of Tudor Investment Corporation, were accredited investors with adequate access to the information necessary to evaluate the risks attendant to the issuance of those shares and represented that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof, as reflected by appropriate legends affixed to the securities issued in such transaction.

     The Class A Convertible Preferred Stock will be automatically converted into shares of TravelNow's common stock on a share-for-share basis immediately upon the effectiveness of a registration statement filed by TravelNow with the Securities and Exchange Commission covering an amount of the common stock sufficient to allow for the sale of all common stock issuable upon conversion of all then outstanding shares of Class A Convertible Preferred Stock.

     Regardless of whether or not the Class A Convertible Preferred Stock is automatically converted pursuant to the fulfillment of the conditions stated above, the holders of the Class A Convertible Preferred Stock shall have the right to convert their shares of Class A Convertible Preferred Stock into shares of common stock.

     The number of shares of common stock to which the holder of Class A Convertible Preferred Stock is entitled upon such conversion is equal to the product obtained by multiplying (1) the number of shares of Class A Convertible Preferred Stock being converted by (2) the Applicable Conversion Rate. The Applicable Conversion Rate in effect at any time for the Class A Convertible Preferred Stock is equal to the quotient obtained by dividing (1) the sum of $9.00 plus an amount equal to all accrued but unpaid dividends on a share of Class A Convertible Preferred Stock by (2) the Applicable Conversion Value, which is $9.00. Dividends are paid at eight percent (8%) per annum per share on the face value, which is $9.00. The holders of the Class A Convertible Preferred Stock are entitled to receive dividends in cash or common stock.

     If we fail to fulfill the conditions required for the automatic conversion of the Class A Convertible Preferred Stock on or prior to December 31, 2000, the holders of shares of Class A Convertible Preferred Stock have the right to require us to purchase all of the Class A Convertible Preferred Stock and pay any accumulated dividends.

     We have not issued any other equity securities during the period covered by this report.

Shares Issued as a Stock Bonus.
-------------------------------

     At a special meeting of shareholders of TravelNow held on May 18, 1999, in which all shareholders were present in person or by proxy, the shareholders of TravelNow unanimously approved the following stock bonuses:


                                                        Stock bonuses issued on May 18,
                                                        1999 adjusted for results of stock
                      Number of Shares approved for     dividend issued on May 25, 1999,
                      stock bonuses by Unanimous Vote   Merger effective July 27, 1999 and
Employee              of Shareholders - May 18, 1999    stock dividend issued July 28, 1999
-------------         -------------------------------   -----------------------------------
Jamie Coppedge                    500                                  66,624

Chris Lynch                       500                                  66,624

Monica Tindal                     100                                  13,325

Jeff Wasson                     5,950                                 792,830

John Christopher Noble          5,950                                 792,830
                               ------                               ---------

Total                          13,000                               1,732,233


     These bonuses were discretionary on our part and given in recognition of the dedication of the recipients to their work on our behalf. The recipients represented their intentions to hold the securities for investment only and not with a view to or for sale in connection with any distribution thereof as reflected by appropriate legends affixed to the securities issued in connection with the foregoing stock bonuses.

Shares Eligible for Future Sale.
--------------------------------

     Currently we have authorized, issued and outstanding 10,349,304 shares of our common stock, par value $0.01 per share. Of these shares, 2,572,502 are unrestricted and freely tradeable and 7,776,802 are restricted. In addition, we have authorized, issued and outstanding 500,000 shares of our preferred stock, that are to be automatically converted into our common stock upon the effective date of a filing registering the common stock, effective as of the immediately preceding business day. Therefore, upon the effective date of a registration statement covering the common stock converted from the preferred stock, and all unpaid dividends, we will have authorized, issued and outstanding 10,872,304 shares of common stock. Of those shares, 3,095,502 will be unrestricted and freely tradeable, and 7,776,802 will be restricted. Of the 7,776,802 restricted shares, 7,751,802 and 25,000 will become eligible for sale in the public market beginning on July 26 and November 17, respectively, pursuant to Rule 144.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted shares for at least one year is entitled to sell within any three-month period a number of shares that does not exceed the greater of: (1) one percent of the number of total shares of common stock then outstanding (which will equal 103,493 shares based on the shares outstanding as of the date of this filing); or (2) the average weekly trading volume of the common stock on the Nasdaq SmallCap Market during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale. The average weekly trading volume on the OTC Bulletin Board for the four week period ending December 31, 1999, was 101,875. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about TravelNow.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following selected financial data for the years ended March 31, 2000 and 1999 have been derived from our financial statements which are included in this Form 10-KSB. The financial data should be read in conjunction with the financial statements and the discussion and analysis which follows.



Selected Financial Data.
------------------------

                                                                    As a Percent of Revenues
                                           Years Ended March 31       Years Ended March 31
                                       --------------------------   ------------------------
Statements of Operations Data              2000           1999           2000        1999
-----------------------------          -----------    -----------      -------     -------
Total Revenues                         $ 3,750,942    $   886,172       100.0%      100.0%
Cost of Revenues                         2,516,043        532,050        67.1%       60.0%
                                       -----------    -----------      -------     -------
     Gross Profit                        1,234,899        354,122        32.9%       40.0%
                                       -----------    -----------      -------     -------

Operating Expenses
     Sales and Marketing                   254,901         86,258         6.8%        9.8%
     General and Administrative          1,735,525        240,380        46.3%       27.1%
     Stock-Based Compensation            1,055,816              0        28.1%        0.0%
                                       -----------    -----------      -------     -------
          Total Operating Expenses       3,046,242        326,638        81.2%       36.9%
                                       -----------    -----------      -------     -------

Income/(Loss) From Operations           (1,811,343)        27,484       (48.3%)       3.1%

Interest Income                             55,378              0         1.5%        0.0%
Loss From Unconsolidated Subsidiary        (42,468)             0        (1.1%)       0.0%
                                       -----------    -----------      -------     -------

Income/(Loss) Before Taxes              (1,798,433)        27,484       (47.9%)       3.1%
Provision for Income Taxes                       0              0         0.0%        0.0%
                                       -----------    -----------      -------     -------
     Net Income/(Loss)                  (1,798,433)        27,484       (47.9%)       3.1%

Cumulative Preferred Stock Dividends       (85,808)             0        (2.3%)       0.0%
                                       -----------    -----------      -------     -------
     Net Income/(Loss) Applicable To
     Common Stockholders               ($1,884,241)   $    27,484       (50.2%)       3.1%
                                       ===========    ===========      =======     =======


Average Number of Shares
Of Common Stock Outstanding*             9,257,298      6,009,518

     Basic and diluted                  ($    0.20)   $      0.00


*Excludes 500,000 shares for conversion of convertible preferred stock. Also, excludes 530,000 outstanding stock options.

                                       18

                                                             March 31
                                                   ----------------------------
Balance Sheet Data                                     2000             1999
-------------------------------------              -----------      -----------

Cash and Cash Equivalents                          $ 3,654,281      $     6,227
Accounts Receivable                                    729,467          106,562
Prepaid Assets                                         128,273                0
                                                   -----------      -----------
     Current Assets                                  4,512,021          112,789

Property and Equipment - Net                           420,970           46,345
Software Under Development                             770,255                0
                                                   -----------      -----------
     Total Assets                                  $ 5,703,246      $   159,134
                                                   ===========      ===========


Accounts Payable                                   $ 1,098,071      $    83,066
Accrued Liabilities                                    293,999           44,596
Cumulative Preferred Stock Dividends                    85,808                0
Notes Payable to Stockholders                                0           68,538
                                                   -----------      -----------
     Current and Total Liabilities                   1,477,878          196,200

Redeemable Convertible Preferred Stock               4,340,694                0
Stockholders' Deficit                                 (115,326)         (37,066)
                                                   -----------      -----------

     Total Liabilities and Equity                  $ 5,703,246      $   159,134
                                                   ===========      ===========


QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------

The Company's interim financial information for the quarterly periods ended June
30, September 30 and December 31, 1999 have been restated to (1) record additional cost of revenues for commission payments to affiliates, and
(2) recognize additional compensation expense related to employee stock options.
In addition, certain commission revenues from hotels which are received through a third party commission processing company were previously recorded net of charges from the processing company. The financial information has been revised to present commissions on a gross basis and the related processing charges as an operating expense. This reclassification had no effect on net income/loss.


                        Three Months Ended         Three Months Ended          Three Months Ended
                          June 30, 1999            September 30, 1999           December 31, 1999        Three Months        Year
                     ------------------------    -----------------------    --------------------------      Ended           Ended
Statement of         Previously         As       Previously       As         Previously         As         March 31,       March 31,
Operations Data       Reported      Restated      Reported     Restated      Reported       Restated         2000            2000
---------------      ----------    ----------    ----------   ----------    -----------    -----------    -----------    ----------
Total Revenues       $  381,449    $  392,900    $1,023,452   $1,052,159    $ 1,008,161    $ 1,041,991    $ 1,263,892    $3,750,942
Cost of Revenues     $  284,214    $  370,466    $  511,120   $  545,798    $   588,575    $   664,556    $   935,223    $2,516,043
Operating Expenses   $  844,386    $  844,386    $  465,945   $  545,199    $   494,621    $   645,519    $ 1,011,138    $3,046,242
Net Income/(Loss)   ($  747,151)  ($  821,952)   $   46,387  ($   38,838)  ($   117,503)  ($   310,552)  ($   627,091)  ($1,798,433)

Average Number of
Shares of
Common Stock
Outstanding           2,580,900     2,580,900     9,465,052    9,465,052     10,336,804     10,336,804     10,349,304     9,257,298

Net Income/(Loss)
Per Share
Basic and diluted   ($     0.29)  ($     0.32)   $    0.005  ($    0.004)  ($     0.011)  ($     0.030)  ($      0.07)  ($     0.20)



The following is a summary of selected quarterly financial information for each of the quarters in the years ended March 31, 2000 and 1999.


                               Three Months Ended        Three Months Ended      Three Months Ended           Three Months Ended
                                     June 30                September 30             December 31                   March 31
                             ----------------------   ----------------------   -----------------------    -------------------------
Statement of Operations Data    1999         1998        1999         1998        1999         1998           2000           1999
---------------------------- ----------   ---------   ----------   ---------   -----------   ---------    -----------    ----------

Total Revenues               $  392,900     155,701   $1,052,159     252,471   $ 1,041,991     218,791    $ 1,263,892    $  259,209
Cost of Revenues             $  370,466      50,427   $  545,798     115,143   $   664,556     152,223    $   935,223    $  214,257
Operating Expenses           $  844,386      49,544   $  545,199      63,475   $   645,519      84,233    $ 1,011,138    $  129,386
Net Income/(Loss)           ($  821,952)     55,730  ($   38,838)     73,853  ($   310,552)    (17,665)  ($   627,091)  ($   84,434)

Average Number of Shares
Of Common Stock Outstanding   2,580,900   2,255,000    9,465,052   6,009,518    10,336,804   6,009,518     10,349,304     6,009,518

Net Income/(Loss) Per Share
     Basic and diluted      ($     0.32)       0.02  ($    0.004)      0.012  ($     0.030)       0.00   ($      0.07)  ($     0.01)





Introduction.
-------------

     Our revenues are comprised principally of commissions paid by travel suppliers related to the online booking of travel reservations for our customers. Commissions earned are recognized for hotel bookings as of the customer's departure date, for car rentals as of the return date, and for airline tickets as of the reservation date, all net of allowances for cancellations and credit risk. Revenues for advertisements on our web site are recognized over the period the advertisements are displayed.

     Cost of revenues includes the expenses of operating our travel reservation systems, web site and customer service operations. It also includes commission sharing payments to affiliated web sites that generate customer reservations through the use of the TravelNow reservation systems. These affiliated web sites have been the primary contributors to our revenue growth. Facilities expense, depreciation and other indirect items related to the generation of revenue are included in general and administrative expense.

Results of Operations and Comparison of Operating Results.
----------------------------------------------------------

     Total revenues for the fiscal year ended March 31, 2000 (FY2000) were $3,750,942, which was 4.2 times the $886,172 of revenues for the fiscal year ended March 31, 1999 (FY1999). Net income for fiscal year 2000 was a loss of $1,798,433, due in substantial part to $1,055,816 of non-cash charges for stock-based compensation. The stock-based compensation included $650,000 related to employee stock bonuses and $405,816 related to employee stock option expense. In the prior fiscal year ended March 31, 1999, net income was $27,484.

Revenues.
---------

     Our principal source of revenue is commissions related to hotel bookings. The level of confirmed hotel bookings has increased from an average of approximately 1,250 per week during the year ended March 31, 1999, to an average of approximately 5,150 per week during the year ended March 31, 2000. Confirmed hotel bookings for the quarter ended March 31, 2000 averaged approximately 7,000 per week. Much of this growth is attributable to the expansion of our affiliate program through which affiliated web sites are dynamically linked to our reservation systems.

     When a hotel booking is confirmed, we do not automatically receive revenue. However, hotel bookings are an indicator of the anticipated level of customer hotel stays which ultimately will result in revenues for the Company.

     In January 1999, we implemented our own car reservation system on the TravelNow web site and began providing links to this system for our affiliates. Car reservations have grown progressively since January 1999 to an average of approximately 3,500 confirmed reservations per week during the month of March 2000. Historically, we have outsourced our airline reservations to another company and commissions from airline bookings have not been a significant portion of total revenues. In November 1999, we began to introduce our own airline system on selected web sites. This system is expected to increase our revenues in the future, but did not contribute significantly to the revenues for the year ended March 31, 2000.

Cost of Revenues.
-----------------

     Our cost of revenues as a percent of revenues increased from 60.0% to 67.1% in the years ended March 31, 1999 and 2000, respectively, even though revenues in the most recent year were approximately 4.2 times the level of the prior year. This change in the cost of revenue as a percent of revenue is due primarily to one factor--commission payments to affiliates. Beginning in the spring of 1999, commissions to affiliated web sites were generally increased to 50% of collected commissions related to those affiliates. Since that time, the number of affiliates has expanded rapidly and the proportion of our business generated by these affiliates has increased substantially.

     In addition, our cost of revenue has increased on an absolute basis because we significantly expanded our personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs. Taken together, the shift in the mix of business to a greater proportion generated by affiliates and the expansion of our cost structure increased the cost of revenues to 94.3% of revenues in the quarter ended June 30, 1999. This ratio declined to 51.9% in the September 1999 quarter and to 63.8% in the December 1999 quarter as the anticipated growth in revenues was realized. During the fourth quarter ended March 31, 2000, additional staff expansion increased the cost of revenue percentage again to 74.0%.

     Although our existing staff and facilities are generally adequate to support higher levels of revenues, we plan to further expand our personnel and facilities to prepare for future growth. As a result, the cost of revenues as a percent of revenues will fluctuate on a cyclical basis until the anticipated revenue increases are realized.

Sales and Marketing Expenses.
-----------------------------

     Sales and marketing expenses include payroll and other costs associated with developing and managing our affiliate program as well as direct advertising expenditures. Sales and marketing expenses were 6.8% and 9.8% of revenues in the years ended March 31, 2000 and 1999, respectively. We have increased our staff in this area to generate additional revenue growth and the ratio of sales and marketing expenses to revenues was 10.6% in the fourth fiscal quarter ended March 31, 2000. In the year ended March 31, 1999, we traded advertising services with another Internet-based organization. The value of these advertisements was recognized in our financial statements as revenues and advertising costs in equal amounts.

     We intend to further increase our sales and marketing activities with the purpose of generating additional revenue growth. Sales and marketing expenses as a percent of revenues are expected to fluctuate until such additional revenues are realized.

General and Administrative Expenses.
------------------------------------

     General and administrative costs increased from $240,380 in the year ended March 31, 1999, to $1,735,525 in the year ended March 31, 2000. As a percent of revenues, general and administrative expenses increased from 27.1% to 46.3%.

     These increases in general and administrative expense, both on an absolute and a percent of revenue basis, in the year ended March 31, 2000, relative to the comparable prior year are due to two primary factors: (1) expansion of staff and other activities (principally travel related) to support our growth, and (2) professional fees associated with becoming a public company.

     Fluctuations in general and administrative expenses as a percent of revenues can be expected to continue as we expand our staff to generate and support higher levels of revenues.

Subsequent Events and Commitments.
----------------------------------

     On March 15, 2000, we entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of our common stock, par value $0.01 per share. For purposes of determining the number of shares to be issued, the last quoted sale price of our common shares on March 30, 2000, was used. As of the effective date of this report, no shares have been issued pursuant to such agreement.

     On March 21, 2000, we entered into a consulting agreement for certain consulting services in exchange for 2,000 restricted shares of our common stock. As of the effective date of this report, no shares have been issued pursuant to such agreement.

     In 1999, we entered into a consulting agreement for computer programming services related to software development. This project has been completed at a cost of $538,059. In addition, we purchased application software related to the project from the same vendor for $88,698. As of March 31, 2000, the amount payable to this vendor was $153,375. The total cost of the software development program was $770,255. This amount includes consulting fees, purchased software and direct costs of Company personnel.

     In April 2000, we provided loans to Mr. Wasson and Mr. Noble in the amounts of $65,000 and $60,000, respectively, for the purpose of paying personal income taxes related to the May 18, 1999, stock bonus received by these individuals. These loans are in the form of Demand Promissory Notes and bear interest at 8.0% payable annually.

Liquidity and Capital Resources.
--------------------------------

     In conjunction with the merger of TravelNow of Missouri and Old Sentry which was completed in July 1999, we received capital contributions from certain shareholders of Old Sentry totaling approximately $500,000. Of this amount, approximately $200,000 was received in the quarter ended June 30, 1999, and the remaining $300,000 was received in July and August 1999.

     In November 1999, we sold 25,000 shares of restricted common stock to an institutional investor for $250,000.

     On January 5, 2000, we sold 500,000 new restricted convertible preferred shares of stock to an institutional investor at $9.00 per share for a total of $4.5 million. The preferred shares, plus any unpaid and accrued dividends, are convertible on a share-for-share basis into our common stock subsequent to an effective registration of such common stock and the listing of our common stock on the Nasdaq SmallCap Market. TravelNow's common stock was listed on the Nasdaq SmallCap Market effective May 25, 2000.

     We are in the process of registering 523,000 shares of common stock, an amount we believe is sufficient to convert all outstanding preferred shares and shares representing any unpaid and accrued dividends the selling security holders elect to convert into shares of common stock. Therefore, assuming conversion of the 523,000 shares, our outstanding unrestricted shares will increase from 2,572,502 to 3,095,502 and total common shares outstanding will increase from 10,349,304 to 10,872,304. The proceeds from this sale of stock will continue to be used for working capital and other corporate purposes as we expand our operations and prepare for the anticipated growth in our web-based travel services.

     The $4.5 million sale of convertible preferred stock has been included in our financial statements net of $159,306 of expenses related to the sale, including the registration of common stock, through March 31, 2000. Additional expenses to complete the registration of the common stock and to issue the initial prospectus are expected to be approximately $75,000. The pro forma balance sheet impact of the conversion of our preferred stock into our common stock is shown on the following table.


                                                        Conversion
                                          3/31/2000    Of Preferred     Pro Forma
ASSETS                                   As Reported       Stock        3/31/2000
                                         -----------    -----------    -----------
Cash and Cash Equivalents                $ 3,654,281    $         0    $ 3,654,281
Other Assets                               2,048,965              0      2,048,965
                                         -----------    -----------    -----------
     Total Assets                          5,703,246              0      5,703,246
                                         ===========    ===========    ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Total Liabilities                        $ 1,477,878    $         0    $ 1,477,878
Redeemable Convertible Preferred Stock     4,340,694     (4,340,694)             0
Stockholders' Equity/(Deficit)              (115,326)     4,340,694      4,225,368
                                         -----------    -----------    -----------
     Total Liabilities and Equity        $ 5,703,246    $         0    $ 5,703,246
                                         ===========    ===========    ===========


     The conversion of the preferred stock into common stock increases Stockholders' Equity from a deficit of $115,326 to $4,225,368. This conversion is automatic upon the satisfaction of two conditions: (1) the listing of our common stock on the Nasdaq SmallCap Market, and (2) the effectiveness of a registration statement covering the shares of common stock converted from the preferred stock and all unpaid dividends. The Nasdaq SmallCap Market listing has been completed. We expect to file an amended registration statement for such common stock on or about July 2000.

     Effective March 27, 2000, our common and preferred stock was changed from no par value to $0.01 par value per share. This change had no effect on total Stockholders' Equity.

     We had a net loss of $1,798,433 for the year ended March 31, 2000. Non-cash charges of $1,055,816 for stock-based compensation and a $42,468 loss from an unconsolidated subsidiary were included in this loss. Net cash used in operating activities was $285,619.

     Cash used in investing activities during the year ended March 31, 2000, was $1,088,648. This amount included $616,880 for software development, $429,300 for the acquisition of property and equipment, and a $42,468 investment in an unconsolidated subsidiary.

     During the year ended March 31, 2000, net cash provided by financing activities was $5,022,321, primarily from $4,340,694 related to the sale of convertible preferred stock, $499,985 in capital contributions and $250,180 from the sale of common stock. A total of $68,538 of cash was used to repay all of our outstanding notes payable. Cash and cash equivalents increased by $3,648,054 to $3,654,281 during the fiscal year.

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

     The infusion of nearly $5.1 million in capital into TravelNow from the sale of common and preferred stock and from capital contributions has provided us with the funds to pursue our strategy of continued technical development, product line expansion and customer growth. During the fiscal year ending March 31, 2001, we have plans to make additional investments to implement our strategy. However, the rate of investment spending on software development will decline because the underlying platform of our new reservation system has been completed. We are evaluating international market opportunities and will continue to invest in market growth as well as enhanced capabilities and capacities. Since many of these expenses will be incurred in advance of the anticipated revenue growth, management is projecting that we will operate at a net loss during fiscal year 2001.

Other Items.
------------

     Except for historical information contained herein, certain of the matters discussed above are forward-looking statements. These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated herein. These risk factors include: dependence on key personnel, lack of commission payments, system failure, reliance on internally developed systems and other risks and uncertainties.

Item 7. Financial Statements.

     The financial statements, reports thereon, notes thereto and supplementary data, commence at pages F-1 of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

     During the most recent two fiscal years and any later interim periods, the principal independent accountant has not resigned, declined to stand for reelection, or been dismissed as a result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and during such periods, the principal accountant's reports on our financial statements have not contained an adverse opinion or disclaimer of opinion and have not been modified as to uncertainty, audit scope, or accounting principles.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to the executive officers and directors of TravelNow.com Inc., as of the date of this filing.

Name                          Age     Position with TravelNow.com Inc.
-------------------           ---     --------------------------------

Jeffrey Alan Wasson           26      Chief Executive Officer & Director

H. Whit Ehrler                59      Vice President, Chief Financial Officer
                                      & Director

Christopher R. Kuhn           33      Vice President & Chief Information Officer

Ross E. Summers               48      Vice President & General Manager

Marvin McDaniel               51      Vice President of Travel Services

Michael Bauer                 31      Vice President of Sales & Marketing

Bill Perkin                   44      Director

Jerry Rutherford              56      Director

Antoine Toffa                 34      Director

     Jeffrey Alan Wasson was a founding member of TravelNow in May 1995. Mr. Wasson was elected to the Board of Directors on August 6, 1999. Currently, Mr. Wasson serves as our Chief Executive Officer. From August of 1991 until May of 1995, Mr. Wasson was a student at the University of Missouri in Columbia, Missouri, majoring in Travel and Tourism.

     H. Whit Ehrler joined TravelNow as Vice President & Chief Financial Officer on August 23, 1999. Mr. Ehrler was elected to the Board of Directors on October 22, 1999. Mr. Ehrler was Vice President, Finance & Administration of Carrollton Graphics, Inc. in Carrollton, Ohio from June 1997 through August 1999. From 1994 through June 1997, Mr. Ehrler was with Helson Ehrler Investment Partners in Stamford, Connecticut.

     Christopher R. Kuhn joined TravelNow on July 12, 1999, as Vice President & Chief Information Officer. Prior to joining TravelNow, Mr. Kuhn was Director of Web Development for Compaq Computer from August 1998 until July 1999, Manager of Web Service Solutions with Digital Equipment from April 1998 until August 1998 and Manager of Web Engineering for MCI Telecommunications from November 1989 until April 1998.

     Ross Summers joined TravelNow as General Manager in September 1999. Mr. Summers has eighteen (18) years of telecommunications management experience, most recently as General Manager of TCI and AT&T Cable Services. Mr. Summers was an original investor in TravelNow. He is a graduate from the University of Missouri-Columbia.

     Marvin McDaniel officially became an employee of TravelNow in February 2000. Mr. McDaniel has over twenty-six (26) years of experience in the travel industry, as owner of Carlson Wagonlit/McDaniel Travel, one of the largest full service travel agencies in southern Missouri. Prior to joining TravelNow as an employee, Mr. McDaniel had been instrumental in our growth, providing travel expertise and a number of travel related facilities in the early stages of TravelNow's development. Mr. McDaniel is a graduate of Southwest Missouri State University with a major in mathematics.

     Michael Bauer joined TravelNow as Vice President of Sales & Marketing in April 2000 and has six years of travel industry experience. Mr. Bauer was an Account Executive for Ambassadors Performance Group from September 1998 through April 2000. From 1994 through 1998, Mr. Bauer was with Martiz Travel Company where he held various positions. From 1993 through 1994, Mr. Bauer was with Marketsource in Chicago, Illinois. Mr. Bauer held various positions with Walt Disney World, in Orlando Florida from 1991 through 1993. He attended the University of Iowa in Iowa City, Iowa, majoring in Leisure Studies.

     Bill Perkin was appointed to TravelNow's Board of Directors on October 22, 1999, to fill a newly created seat on the Board. Since February 1, 2000, Mr. Perkin has been the Chief Executive Officer of Eclectic Enterprises, Inc. dba Way2Bid.com. From 1988 to January 1999, Mr. Perkin was the sole owner of Perkin Marketing Services, Inc., an advertising marketing company with principal offices located in Springfield, Missouri.

     Jerry Rutherford was appointed to TravelNow's Board of Directors on October 22, 1999, to fill a newly created seat on the Board. Since March of 1995 Mr. Rutherford has operated several businesses owned entirely by Mr. Rutherford, including ERA Rutherford Realtors located in Springfield, Missouri. Mr. Rutherford was a Vice President and General Manager of TeleCable of Springfield, Inc. in Springfield, Missouri from April 19, 1979, until March 1995, at the time of its acquisition by Telecommunications, Inc. in February of 1995.

     Antoine Toffa was appointed to TravelNow's Board of Directors on May 3, 2000, to fill a newly vacated seat on the Board. Mr. Toffa holds a Masters degree in Business Administration from Harvard Business School. He is also a member of the Board of Directors of 800 Travel Systems, Inc. In June 1996,

Mr. Toffa founded Trip.com, Inc., and acted as President and Chief Executive Officer of Trip.com, Inc. until September 1999. Prior to June 1996, Mr. Toffa was General Manager of Product Development for US West Media Group. From 1990 to 1994, Mr. Toffa acted as a consultant for Time Warner Interactive and Mars & Co. In January 2000, Mr. Toffa was chosen as the Person of the Year in interactive travel by Interactive Travel Report. Mr. Toffa was also voted one of 100 rising stars in the travel industry by Travel Agent Magazine in April 1999.

Board of Directors.
-------------------

     Our Bylaws call for a Board of Directors of not less than one nor more than seven members. Currently the Board of Directors consists of five (5) members, Jeff Wasson, our Chief Executive Officer; H. Whit Ehrler, our Vice President & Chief Financial Officer; and Bill Perkin, Jerry Rutherford, and Antoine Toffa, our three independent directors. The Bylaws provide that our directors are to be elected at our annual meeting to serve for one year or until their successors are duly elected and qualified.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     On August 25, 1997, John Christopher Noble, a 17.7% shareholder of TravelNow pled guilty to a charge of assault in the third degree, a Class A misdemeanor, in the Circuit Court of Green County, Missouri. The Circuit Court ordered Mr. Noble to pay a fine of $10.00, court costs of $249.50, restitution of $900.00, and to complete 50 hours of community service, and placed Mr. Noble on probation until August 24, 1999. Mr. Noble has fully complied with the Circuit Court's order and the probation has been completed.

Item 10. Executive Compensation.

     Donald R. Mastropietro served as Chief Executive Officer of Old Sentry from its inception in June 1996 until September 30, 1998. During the fiscal year ended March 31, 1999, Mr. Mastropietro received compensation of $10,500. Ms. Teresa B. Crowley served as Chief Executive Officer of Old Sentry from September 30, 1998, until July 23, 1999. During the fiscal year ending March 31, 1999, Ms. Crowley received compensation of $3,000.

     The following table summarizes the annual compensation we paid during the fiscal year ended March 31, 2000 to our Co-Chief Executive Officers. Because none of our executive officers worked their entire term, no individuals at TravelNow received compensation in excess of $100,000 in that fiscal year. The following table also includes the annualized compensation that we anticipate paying during the current fiscal year to our other executive officers whose salary and bonus is anticipated to exceed $100,000 annually during the current fiscal year, for services rendered to us in all capacities.

                         [REMAINDER OF PAGE LEFT BLANK]



                                      Annual Summary Compensation Table

                                                                  Other Annual            Long-Term
Name and Principal Position       Annual Compensation           Compensation ($)     Compensation Awards
---------------------------   ---------------------------       ----------------  --------------------------
                              Year                                                 Securities    Restricted
                              Ended                                                Underlying    Stock
                              March 31    Salary ($)   Bonus ($)                   Options (#)   Awards ($)
------------------------------------------------------------------------------------------------------------
John Christopher Noble,
Co-Chief Executive Officer    2000     $90,385 (2)     $2,969          (1)                       792,830 (8)

Jeff Wasson,
Co-Chief Executive Officer    2000     $90,385 (3)     $4,000          (1)                       792,830 (8)

Christopher R. Kuhn,
Chief Information Officer
and Vice President                    $130,000 (6)       (4)          (1)          250,000 (7)

H. Whit Ehrler,
Chief Financial Officer and
Vice President                        $130,000 (6)       (5)          (1)          250,000 (7)

Craig Dayberry,
Database Administrator                $100,000 (6)                    (1)           30,000 (7)


Not listed in the table above are J.D. Bryant, Vice President of Business Development and Marvin McDaniel, Vice President of Travel Services, who joined TravelNow after January 1, 2000. Messrs. Bryant and McDaniel receive annual salaries of $120,000 and $104,000 respectively. Ross Summers, who was appointed a Vice President on May 3, 2000 and Secretary on June 7, 2000 and serves as our General Manager, receives an annual salary of $104,000. Mr. Michael Bauer, who joined TravelNow on April 11, 2000, as Vice President of Sales & Marketing, receives an annual salary of $104,000.

     (1) Represents personal benefits such as car expenses if in excess of 10% of total annual salary. For the period covered by this report no other annual income had been paid to these Executive Officers.

     (2) John Christopher Noble was a founding member of TravelNow in May 1995. He acted as Co-Chief Executive Officer, Secretary and served as a Director until May 3, 2000 when he resigned from all positions at TravelNow. Pursuant to an unexecuted, but tentatively agreed upon, Mutual Release and Termination Agreement between Mr. Noble and TravelNow, Mr. Noble will continue to receive his salary and certain benefits for a period of 18 months. Direct payments, exclusive of benefits, to Mr. Noble during this period total approximately $262,000. Effective January 1, 2000, Mr. Noble's Employment Agreement was amended to reflect an increase in his salary to $150,000 per year, as recommended by the Compensation Committee, comprised of our two independent directors.

     (3) Mr. Wasson's Employment Agreement has been amended to reflect an increase in salary to $150,000 per year, effective January 1, 2000, as recommended by the Compensation Committee, comprised of our two independent directors.

     (4) The Employment Agreement with Mr. Kuhn provides that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of employment which is July 12, 2000. Upon completion of a second full year of employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed up and paid by TravelNow at that time. If Mr. Kuhn voluntarily leaves TravelNow or is terminated for cause or if he fails to remain with TravelNow for the full two-year period, he is obligated to repay the non-interest bearing loan in thirty-two equal monthly installments.

     (5) The Employment Agreement with Mr. Ehrler provides that he will receive a non-interest bearing loan of $80,000 after the completion of the first full year of employment which is August 23, 2000. Upon completion of a second full year of employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by TravelNow at that time. If Mr. Ehrler voluntarily leaves TravelNow or is terminated for cause or if he fails to remain with TravelNow for the full two-year period, he is obligated to repay the non-interest bearing loan in thirty-two equal monthly installments.

     (6) Mr. Kuhn joined TravelNow on July 12, 1999. Mr. Ehrler joined TravelNow on August 23, 1999 and Mr. Dayberry joined TravelNow on September 22, 1999. The salaries set forth above are the annual amounts called for by their respective compensation arrangements with TravelNow.

     (7) See the table following the caption "Option Grants as of March 31, 2000."

     (8) On May 18, 1999, the date of grant of this stock bonus there was no established market value for these securities. For details with respect to this stock bonus see the material following the caption "Shares Issued as a Stock Bonus."

Option Grants as of March 31, 2000.
-----------------------------------

     The following table sets forth information with respect to stock options granted to each of the named executive officers as of March 31, 2000, including the potential realizable value over the 5 year term of the options based on assumed rates of stock appreciation of 5% and 10% compounded annually with respect to those options. The "Value of Unexercisable In-the-Money-Options" is based upon a value of $10.25 per share which was the closing price of our shares on the OTC Bulletin board on March 31, 2000, minus the per share exercise price, multiplied by the number of shares underlying the option. No executive officer exercised stock options during the period covered by this report and none of the stock options granted to the below named executives were eligible to be exercised prior to June 12, 2000. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. The options set forth below were granted pursuant to separate stock option agreements executed in conjunction with the employment agreements between us and the below named executives.



                                                Option Grants
                                              Individual Grants
                                              -----------------

                  Number of Shares
                  Underlying Options                                                    Value of Unexercised
                  Granted Which Were                                Exercise Price     in-the-Money Options at
Name (1)          Unexercised On 01/14/00 (2)   Exercise Date (3)   ($/ Share)            March 31, 2000 (4)
--------          ---------------------------   -----------------   ----------            ------------------
                                                                                              5%     10%
                                                                                              --     ---
Christopher R. Kuhn (5)    100,000              07/12/2000          $ 1.50             $1,116,746    $1,409,196
                           50,000               07/12/2002          $15.00
                           50,000               07/12/2000          $30.00
                           50,000               07/12/2000          $45.00

H. Whit Ehrler (5)         100,000              08/23/2000          $ 1.50             $1,116,746    $1,409,196
                           50,000               08/23/2002          $15.00
                           50,000               08/23/2000          $30.00
                           50,000               08/23/2000          $45.00

     (1) In addition to the options granted to Messrs Kuhn and Ehrler, set forth in the table above, we have granted to Mr. Dayberry, our Database
Administrator, five separate options, each for 6,000 shares, to purchase a total of 30,000 shares of our common stock. Each option may be exercised (or will vest) in three equal annual installments commencing with the initial exercise date. The exercise date of the first option covering the initial underlying 6,000 shares is September 22, 2000, with exercise dates of the remaining options being September 22 in each of the following years, 2001, 2002, 2003 and 2004. The option price or strike price for each 6,000 share option on each of the exercise dates is $5.00 in 2000, $20.00 in 2001, $35.00 in 2002, $50.00 in 2003,
and $65.00 in 2004. All unexercised options will expire on September 22, 2004, except for the option that may be exercised on September 22, 2004. That option will not expire until December 22, 2004. The initial option, with a strike price of $5.00 per share, is considered an unexercisable in-the-money option as of the date of this filing. The value of this unexercisable in-the-money-option is based upon a value of $10.25 per share which was the closing price of our shares on the OTC Bulletin Board on March 31, 2000, minus the per share exercise price, multiplied by the number of shares underlying the option. The potential realizable value of this unexercisable in the money option assuming an annual rate of appreciation of 5% and 10% is $40,203 and $50,731 respectively.

     (2) All options are considered unqualified options under the Internal Revenue Code, therefore, upon their exercise, the employee will realize taxable gain equal to the difference between the fair market value as of the exercise date and the exercise price.

     (3) Options are exercisable in three equal installments (i.e., 33% of the shares may be purchased per installment). The first installment may be exercised on the exercise date set forth in the table above with the balance of the options exercisable in two equal installments on the two succeeding anniversary dates following the exercise date. Certain of the installments are not exercisable until the end of Messrs. Kuhn's and Ehrler's five year option agreements. Messrs. Kuhn and Ehrler have an additional ninety days after the end of the five-year period to exercise the options with respect to those installments.

     (4) The closing price of our shares on the OTC Bulletin Board on March 31, 2000, was $10.25. The first installments of the initial options granted to Messrs. Kuhn, Ehrler and Dayberry are exercisable on July 23, 2000, August 23, 2000 and September 22, 2000 respectively.

     (5) As of the date of this filing we have issued stock options covering 530,000 shares of our common stock, par value $0.01 per share. Mr. Kuhn holds 47% of those options, Mr. Ehrler holds 47% of those options and Mr. Dayberry holds 6% of those options.

     The Board of Directors has adopted, subject to shareholder approval, the TravelNow.com Inc. 2000 Omnibus Stock Incentive Plan (the "Plan"). The Plan is designed to enable employees and non-employee directors of the Company to acquire or increase their equity interests in the Company on such reasonable terms as the Committee or the Board determines. The Plan provides for administration by the Committee, or another committee designated by the Board, consisting of two "non-employee directors" as defined in Section 16 of the Exchange Act. The Board created a stock option committee to administer the Plan, and elected two non-employee directors, Bill Perkin and Jerry Rutherford, to serve on the stock option committee. Among the powers granted to the Committee are the powers to interpret the Plan, establish rules and regulations for its operation, select employees of the Company and its subsidiaries to receive awards and determine timing, form, amount and other terms and conditions pertaining to any award.

     Awards may be granted under the Plan to any employee, consultant or independent contractor of the Company or subsidiaries of the Company. Awards may also be granted to directors who are not employees of the Company or its subsidiaries, but only to the extent set forth in Section 6.3 or Article XII.

     Approximately 1,552,395 shares are available for use in grants under the Plan. The Board believes that the number of shares of common stock reserved for issuance under the Plan is reasonable to achieve the goals of the Plan.

     The Plan provides for the granting of any or all of the following types of awards: (i) stock options, including non-qualified stock options and stock options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, (ii) performance shares, (iii) restricted common stock, (iv) common stock, and (v) any other incentive award of, or based on, the Company's common stock.

     On June 7, 2000, the stock option committee awarded stock options to certain TravelNow employees. All individuals employed by TravelNow on June 7, 2000, were eligible for an award. Each person was given the right to purchase shares equal to that employee's annual salary divided by the closing sale price of the Company's common stock, par value $0.01 per share, on June 7, 2000. In addition, the stock option committee determined that the Company will offer stock options to new employees four times a year on the last day of each calendar quarter. Each employee will have a waiting period of ninety days before they become eligible to receive an award. The stock options vest in three annual installments beginning on the first anniversary date of the Initial Grant Date or the Quarterly Grant Date.

     In accordance with the terms of the Plan, management will submit for approval to our stock option committee, requests for the issuance of stock options and certain stock grants to our employees, Messrs. J.D. Bryant, Michael Bauer and Erik Rothchild covering 25,000, 25,000 and 15,000 shares, respectively. Management will also submit for approval by the stock option committee the issuance of an option covering 20,000 shares to Antoine Toffa, a member of our Board of Directors. Management will ask for approval of a grant of shares for services rendered to Keating Communications Inc., our public relations firm, which also provides certain assistance with regard to investor relations. If approved by the stock option committee, we will issue a maximum of 18,674 shares to Keating Communications Inc., or its affiliate Keating Ventures, for these services. Management will ask for the approval of the issuance of 2,000 shares to Scott Wayne, who serves as a consultant, for services rendered and for the issuance of 250 shares to Allen Darnell, an employee, for services rendered. Management will also ask for approval of the issuance, to Becker Communications, of 6,000 shares in exchange for its services in developing a logo and certain other intangible property for us.

Adjustments in the Event of Recapitalization, Merger of the Company.
--------------------------------------------------------------------

     Under our stock option agreements with the executives named above, in the event of a corporate reorganization, the executives named above will have the right to exercise any unexpired option whether currently exercisable or not as to any installments.

Audit committee.
----------------

     In December 1999, the Board of Directors formed the audit committee for the purpose of reviewing our internal accounting procedures and consulting with and reviewing the services provided by our independent public accountants. Our audit committee consists of two of our independent directors, Bill Perkin and Jerry Rutherford.

Compensation Committee.
-----------------------

     In December 1999, the Board of Directors formed the compensation committee. The compensation committee reviews and recommends to the board the compensation and benefits of all of our officers and reviews general policy relating to compensation and benefits of our employees. Our compensation committee consists of two of our independent directors, Bill Perkin and Jerry Rutherford.

Stock Option Committee.
-----------------------

     In May 2000, the Board of Directors formed the stock option committee. The stock option committee will administer the TravelNow.com Inc. 2000 Omnibus Stock Incentive Plan and grant stock options pursuant to such plan. Our stock option committee consists of two of our independent directors, Bill Perkin and Jerry Rutherford.

Compensation of Directors.
--------------------------

     Directors who are also employees are not separately compensated. Non-employee directors are not currently compensated but may be compensated in the future.

Employment Agreements/Termination of Employment Agreements.
-----------------------------------------------------------

     Employment Agreement with Jeff Wasson, Chief Executive Officer.

     Mr. Wasson's Employment Agreement is for a term of five (5) years, from October 1, 1999, to September 30, 2004 and calls for participation in all employee benefit programs. Effective January 1, 2000, Mr. Wasson's Employment Agreement was amended to include a base salary of $150,000 per year for the remainder of the term. In the event of a termination of executive by us without cause, we shall make a lump sum payment to Mr. Wasson equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the Employment Agreement, Mr. Wasson will be paid a lump sum equal to this base salary. In addition, Mr. Wasson agrees not to directly or indirectly solicit or have contact with (1) our travel suppliers,
(2) GDS systems or (2) our employees or customers for two years after termination of employment. However, we cannot give any assurance that these provisions will be enforceable.

     Mutual Release and Termination Agreement with John Christopher Noble.

     Mr. Noble's Employment Agreement was for a term of five (5) years, from October 1, 1999 to September 30, 2004 and called for participation in all employee benefit programs. Effective January 1, 2000, Mr. Noble's Employment Agreement was amended to include a base salary of $150,000 per year for the remainder of the term. Mr. Noble resigned on May 3, 2000, from his positions at TravelNow as Co-Chief Executive Officer,Secretary, Director and employee. Although a Mutual Release and Termination Agreement has not been executed as of the date of this report, TravelNow and Mr. Noble have tentatively agreed that effective as of May 3, 2000, Mr. Noble will continue to receive his salary and certain benefits for a period of 18 months. Pursuant to a provision in Mr. Noble's Employment Agreement, which survives termination, Mr. Noble agrees not to directly or indirectly solicit or have contact with (1) our travel suppliers,
(2) GDS systems or (2) our employees or customers for two years after termination of employment. However, we cannot give any assurance that these provisions will be enforceable.

     Employment Agreement with Christopher R. Kuhn, Vice President & Chief Information Officer.

     The term of Mr. Kuhn's agreement is for five (5) years, from July 12, 1999, to July 11, 2004 and calls for participation in all employee benefit programs.

     Mr. Kuhn's Employment Agreement calls for a base salary of $130,000 per year and receipt of a non-interest bearing loan of $80,000 after the completion of the first full year of continuous full-time employment. Upon completion of a second full year of continuous full-time employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by us at that time. If Mr. Kuhn voluntarily leaves, or is discharged for cause before the completion of the two year period, he is obligated to repay the non-interest bearing loan in equal monthly installments over a period of thirty-two (32) months.

     In the event of a termination of executive by us without cause, we shall make a lump sum payment to Mr. Kuhn equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the Employment Agreement, Mr. Kuhn will be paid a lump sum equal to his base salary. In addition, Mr. Kuhn agrees not to directly or indirectly solicit or have contact with (1) our travel suppliers, (2) GDS systems or (2) our employees or customers for two years after termination of employment. We cannot give any assurance that these provisions will be enforceable.

     Employment Agreement with H. Whit Ehrler, Vice President & Chief Financial Officer.

     The term of Mr. Ehrler's agreement is for five (5) years from August 23, 1999, to August 22, 2004 and calls for participation in all employee benefit programs.

     Mr. Ehrler's Employment Agreement calls for a base salary of $130,000 per year and receipt of a non-interest bearing loan of $80,000 after the completion of the first full year of continuous full-time employment. Upon completion of a second full year of continuous full-time employment, the loan of $80,000 will be forgiven and all state and federal income taxes related to such forgiveness will be grossed-up and paid by us at that time. If Mr. Ehrler voluntarily leaves or is discharged for cause before the completion of the two year period, he is obligated to repay the non-interest bearing loan in equal monthly installments over a period of thirty-two months.

     In the event of a termination of excutive by us without cause, we shall make a lump sum payment to Mr. Ehrler equal to his base salary for the remainder of that year. Thereafter, on each remaining anniversary date for the balance of the term of the Employment Agreement, Mr. Ehrler will be paid a lump sum equal to his base salary. In addition, Mr. Ehrler agrees not to directly or indirectly solicit or have contact with (1) our travel suppliers, (2) GDS systems or (2) our employees or customers for two years after termination of employment. However, we cannot give any assurance that these provisions will be enforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2000, by the following individuals or groups: (i) each person or entity who is known by the Company to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers, (iii) each of our directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 10,349,304 shares of our common stock outstanding as of March 31, 2000. To the extent that subsequent to the date of this filing any shares are issued, there will be further dilution to our current shareholders.

Shares Beneficially Owned as of March 31, 2000 (1).
---------------------------------------------------

Name of Beneficial Owner                       Number               Percent
------------------------                       ------               -------

John Christopher Noble  (2)                    1,832,767            17.7

Jeff Wasson  (2)                               1,895,067            18.3

Jerry Rutherford  (2)                          1,376,569            13.3

H. Whit Ehrler  (2) (3)                                0             0.0

Christopher R. Kuhn  (2) (3)                           0             0.0

Craig Dayberry  (2) (3)                                0             0.0

Bill Perkin  (2)                                 106,601             1.0

All directors and executive officers
as a group  (4) (5)                            3,378,237            32.6

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities.

     (2) Mr. Noble's address is: 2431 E. Montclair Court, Springfield, Missouri 65806. Messrs. Wasson, Ehrler, Kuhn, andDayberry have elected to use as their address the address of TravelNow, 318 Park Central East, Suite 306, Springfield, Missouri 65806. Mr. Rutherford's address is: 3222 South Campbell Avenue, Suite MM, Springfield, Missouri 65807. Mr. Perkin's address is: 1200 East Woodhurst, Bldg. N, Springfield, Missouri 65804.

     (3) On May 3, 2000, the Board of Directors approved the TravelNow.com Inc. 2000 Omnibus Stock Incentive Plan. On June 7, 2000, these individuals were given the right to purchase shares equal to their respective annual salary, divided by the closing sale price of the Company's common stock, par value $0.01 per share, on June 7, 2000. The stock options vest in three (3) equal annual installments beginning on the first anniversary of the initial grant date, June 7, 2000.

     (4) This table does not include 500,000 shares of the Company's Class A Convertible Preferred Stock currently held by affiliates of Tudor Investment Corporation, each share of which has voting rights equivalent to each share of the Company's common stock.

     (5) This total excludes the 1,832,767 shares owned by John Christopher Noble, who resigned as Co-Chief Executive Officer, Secretary and Director of TravelNow, effective May 3, 2000.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions, or series of transactions, during fiscal year end 1999 or fiscal year end 2000, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than that described below.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number         Document Name and Location
------         --------------------------

  2.0          Plan of acquisition, reorganization, arrangement, liquidation or succession.
  2.1(b)       Agreement and Plan of Reorganization by and between Sentry
               Accounting, Inc. and TravelNow.com Inc., dated July 23, 1999, incorporated by reference to Exhibit 2.01 to Form 8-K, filed
               August 11, 1999.
  3.0          Articles and Bylaws.
  3.1(a)       Articles of Incorporation filed June 27, 1996.
  3.2(a)       Articles of Amendment to the Articles of Incorporation filed
               November 25, 1996.
  3.3(b)       Articles of Amendment to the Articles of Incorporation filed July
               27, 1996.
  3.4(f)       Articles of Amendment to the Articles of Incorporation filed
               January 5, 2000.
  3.5(f)       Articles of Amendment to the Articles of Incorporation filed
               January 11, 2000.
  3.6(a)       Bylaws of the Company as in effect on August 13, 1999.
  3.7(e)       Amendment to Bylaws of the Company on October 4, 1999.
 *3.8          Amended and Restated Bylaws of the Company, adopted May 3, 2000.
  4.0          Instruments defining the rights of security holders including indentures.
  4.1(e)       Form of the Company's common stock certificate.
  4.2(f)       Articles of Amendment to the Articles of Incorporation filed
               January 11, 2000.
 10            Material Contracts.
 10.1(e)       Employment Agreement between the Company and John Christopher
               Noble, approved October 4, 1999, effective July 27, 1999.

*10.2          Amended Employment Agreement between the Company and John
               Christopher Noble, approved December 30,1999, effective January
               1, 2000.
 10.3(e)       Employment Agreement between the Company and Jeffery Alan Wasson, approved October 4, 1999, effective July 27, 1999.
*10.4          Amended Employment Agreement between the Company and Jeffery Alan
               Wasson, approved December 30,1999, effective January 1, 2000.
 10.5(e)       Employment Agreement between the Company and Christopher R. Kuhn, approved October 4, 1999, effective July 12, 1999.
 10.6(e)       Employment Agreement between the Company and H. Whit Ehrler, approved October 4, 1999, effective August 23, 1999.
*10.7          TravelNow.com Inc. 2000 Omnibus Stock Incentive Plan, approved
               May 3, 2000.
 10.8(e)       Stock Option Agreement between the Company and Christopher R.
               Kuhn, approved October 4, 1999, effective.
 10.9(e)       Stock Option Agreement between the Company and H. Whit Ehrler, approved October 4, 1999, effective August 23, 1999.
 10.10(e)      Stock Option Agreement between the Company and Craig Dayberry, approved October 4, 1999, effective September 23, 1999.
 10.11(e)      Employment Agreement between a former employee of the Company and the Company, approved March 31, 1998, contract ending on
               September 30, 1998.
 10.12(e)      Subscription Agreement between SABRE Inc. and the Company.
 10.13(e)      Agreement by and between THISCO and the Company.
 10.14(e)      Telecommunications Service Agreement between MCI/World.com and the Company.
 10.15(e)      Telecommunications Service Agreement between City Utilities of
               Springfield, Springfield, Missouri, and the Company.
 10.16(e)      Office lease between the Company as Lessee and Warren Davis
               Properties II, L.L.C., Lessor, and Addendum thereto dated August
               13, 1998.
*10.17         Office Lease between the Company as Lessee and Warren Davis
               Properties II, L.L.C., Lessor, and Addendum thereto dated March
               7, 2000.
 10.18(f)      TravelNow.com Inc. Class A Convertible Preferred Stock Purchase
               Agreement.
*10.19         Letter Agreement between The Company and Keating Communications,
               Inc. dated March 15, 2000.
*10.20         Letter Agreement between the Company and Scott Wayne dated March
               15, 2000.
*10.21         Letter Agreement between the Company and Michael Bauer dated
               April 11, 2000.
*27.1          Financial Data Schedule.

----------

*              Filed herewith.
(a)            Filed as an exhibit to Report on Form 10-SB filed February 5,
               1999.
(b) Filed as an exhibit to Report on Form 8-K filed August 11, 1999 (file no. 0-25357).
(c) Filed as an exhibit to Report on Form 10-QSB filed August 16, 1999 (file no. 0-25357).
(d) Filed as an exhibit to Report on Form 8-K-A filed August 13, 1999 (file no. 0-25357).
(e) Filed as an exhibit to Report on Form 10-KSB filed October 12, 1999 (file no. 0-25357).

(f) Filed as an exhibit to Reort on Form 8-K filed January 28, 2000 (file no. 0-25357).

(b) Reports on Form 8-K.

1. A Current Report on Form 8-K was filed on January 28, 2000 to report the sale of five hundred thousand (500,000) shares of Class A Convertible Preferred Stock to affiliates of Tudor Investment Corporation and the sale of twenty-five thousand (25,000) shares of common stock to a foreign investor. The report included an unaudited pro forma balance sheet.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              TRAVELNOW.COM INC.

                                              By: /s/ Jeffrey Alan Wasson
                                              ---------------------------
                                              Jeffrey Alan Wasson
                                              Chief Executive Officer, Director
                                              Date: July 14, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ H. Whit Ehrler
---------------------------------
H. Whit Ehrler
Vice President & CFO, Director
Date: July 14, 2000

By: /s/ Bill Perkin
---------------------------------
Bill Perkin
Director
Date: July 14, 2000

By: /s/ Jerry Rutherford
---------------------------------
Jerry Rutherford
Director
Date: July 14, 2000

                               TravelNow.com Inc.
                          Index to Financial Statements



Independent Auditor's Report...............................................F-2

Statements of Operations for the Years Ended
         March 31, 2000 and 1999...........................................F-3

Balance Sheets for March 31, 2000 and 1999.................................F-4

Statements of Stockholders' Deficit for the
         Years Ended March 31, 2000 and 1999...............................F-5

Statements of Cash Flows for the Years Ended
         March 31, 2000 and 1999...........................................F-6

Notes to Financial Statements for the Years
         Ended March 31, 2000 and 1999.....................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
TravelNow.com Inc.

We have audited the balance sheets of TravelNow.com Inc. (the "Company") as of March 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TravelNow.com Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------


Little Rock, Arkansas
June 28, 2000

TRAVELNOW.COM INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                         2000            1999
                                                         ----            ----


REVENUES                                             $ 3,750,942     $   886,172

COST OF REVENUES                                       2,516,043         532,050
                                                     -----------     -----------

GROSS PROFIT                                           1,234,899         354,122
                                                     -----------     -----------

OPERATING EXPENSES:
  General and administrative:
    Other                                              1,735,525         240,380
    Stock-based compensation                           1,055,816            --
                                                     -----------     -----------

            Total general and administrative           2,791,341         240,380

  Sales and marketing                                    254,901          86,258
                                                     -----------     -----------

            Total operating expenses                   3,046,242         326,638
                                                     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                         (1,811,343)         27,484

OTHER INCOME (EXPENSE):
  Interest income                                         55,378            --
  Loss in unconsolidated subsidiary                      (42,468)           --
                                                     -----------     -----------

            Total other income                            12,910            --
                                                     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX                       (1,798,433)         27,484

INCOME TAX EXPENSE (BENEFIT)                                --              --
                                                     -----------     -----------
NET INCOME (LOSS)                                     (1,798,433)         27,484

Cumulative preferred stock dividends                     (85,808)           --
                                                     -----------     -----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                                $(1,884,241)    $    27,484
                                                     ===========     ===========

NET INCOME (LOSS) PER SHARE -
  Basic and diluted                                  $     (0.20)    $      0.00
                                                     ===========     ===========


See notes to the financial statements.



TRAVELNOW.COM INC.

BALANCE SHEETS
MARCH 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------

                                                                              2000          1999
                                                                              ----          ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 3,654,281    $     6,227
  Accounts receivable:
    Trade                                                                     719,641        106,562
    Employee                                                                    9,826           --
                                                                          -----------    -----------

            Total accounts receivable                                         729,467        106,562

  Prepaid expenses                                                            128,273           --
                                                                          -----------    -----------

          Total current assets                                              4,512,021        112,789

PROPERTY AND EQUIPMENT, Net                                                 1,191,225         46,345
                                                                          -----------    -----------

TOTAL                                                                     $ 5,703,246    $   159,134
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                        $ 1,098,071    $    83,066
  Accrued liabilities                                                         279,947         44,596
  Cumulative preferred stock dividends                                         85,808           --
  Deferred revenue                                                             14,052           --
  Current portion of notes payable                                               --           58,538
  Notes payable to stockholders                                                  --           10,000
                                                                          -----------    -----------

          Total liabilities                                                 1,477,878        196,200

COMMITMENTS AND CONTINGENCIES

REDEEMABLE, CONVERTIBLE PREFERRED STOCK,
  par value $0.01, authorized 25,000,000 shares, issued and
  outstanding, 500,000 shares at $9 per share less issuance
  costs of $159,306 as of March 31, 2000                                    4,340,694           --

STOCKHOLDERS' DEFICIT:
  Common stock, par value $0.01, authorized 50,000,000
    shares, issued and outstanding, 10,349,304 and
    6,009,518 shares at March 31, 2000 and 1999, respectively                 103,493         60,095
  Additional paid-in capital                                                1,896,931        220,156
  Accumulated deficit                                                      (2,115,750)      (317,317)
                                                                          -----------    -----------

          Total stockholders' deficit                                        (115,326)       (37,066)
                                                                          -----------    -----------

TOTAL                                                                     $ 5,703,246    $   159,134
                                                                          ===========    ===========

See notes to the financial statements.

                                               F-4


TRAVELNOW.COM INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------

                                                Common Stock          Additional
                                          -------------------------     Paid-In      Accumulated    Stockholders'
                                             Shares       Amount        Capital        Deficit        Deficit
                                          -----------   -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 1998                     6,009,518   $    60,095   $   220,156    $  (344,801)   $   (64,550)

  Net income                                     --            --            --           27,484         27,484
                                          -----------   -----------   -----------    -----------    -----------

BALANCE, MARCH 31, 1999                     6,009,518        60,095       220,156       (317,317)       (37,066)

  Net loss                                       --            --            --       (1,798,433)    (1,798,433)
  Cumulative preferred stock dividends           --            --         (85,808)          --          (85,808)
  Capital contributions                          --            --         499,985           --          499,985
  Stock bonus                               1,732,233        17,322       632,678           --          650,000
  Sale of common stock                         29,797           298       249,882           --          250,180
  Merger into Sentry Accounting, Inc.       2,577,756        25,778       (25,778)          --             --
  Compensation expense on option grants          --            --         405,816           --          405,816
                                          -----------   -----------   -----------    -----------    -----------

BALANCE, MARCH 31, 2000                    10,349,304   $   103,493   $ 1,896,931    $(2,115,750)   $  (115,326)
                                          ===========   ===========   ===========    ===========    ===========


See notes to the financial statements.

                                                     F-5

TRAVELNOW.COM INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------------------

                                                                      2000           1999
                                                                      ----           ----

OPERATING ACTIVITIES:
  Net income (loss)                                               $(1,798,433)   $    27,484
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Stock based compensation                                        1,055,816           --
    Depreciation                                                       54,675         18,120
    Loss from unconsolidated subsidiary                                42,468           --
    Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                        (613,079)       (62,870)
      Increase in accounts receivable - employee                       (9,826)          --
      Increase in prepaid expenses                                   (128,273)          --
      Increase in accounts payable                                    861,630         38,350
      Increase in accrued liabilities                                 235,351         17,416
      Increase in deferred revenues                                    14,052           --
                                                                  -----------    -----------

            Net cash provided by (used in) operating activities      (285,619)        38,500

INVESTING ACTIVITIES:
  Acquisition of property and equipment                            (1,046,180)       (26,822)
  Investment in unconsolidated subsidiary                             (42,468)          --
                                                                  -----------    -----------

            Net cash used in investing activities                  (1,088,648)       (26,822)

FINANCING ACTIVITIES:
  Proceeds from capital contribution                                  499,985           --
  Proceeds from sale of common stock                                  250,180           --
  Proceeds from sale of preferred stock, net                        4,340,694           --
  Proceeds from notes payable to stockholders                            --            4,000
  Repayments of notes payable to stockholders                         (10,000)        (8,000)
  Proceeds from notes payable                                            --           15,500
  Repayments of notes payable                                         (58,538)       (20,800)
                                                                  -----------    -----------

            Net cash provided by (used in) financing activities     5,022,321         (9,300)

            Net increase in cash and cash equivalents               3,648,054          2,378

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                     6,227          3,849
                                                                  -----------    -----------

  End of year                                                     $ 3,654,281    $     6,227
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash paid during the period for:
    Interest                                                      $     3,423    $     4,609
                                                                  ===========    ===========

NONCASH TRANSACTIONS:
  Exchange of advertising                                         $      --      $    43,500
                                                                  ===========    ===========

  Accounts payable for property and equipment                     $   153,375    $      --
                                                                  ===========    ===========

  Cumulative preferred stock dividends                            $    85,808    $      --
                                                                  ===========    ===========

See notes to the financial statements.

                                            F-6

TRAVELNOW.COM INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Description of Business - In April 1995, TravelNow.com Inc. ("TravelNow of Missouri") began operations as an Internet-based travel company located in Springfield, Missouri.

     On May 25, 1999, TravelNow of Missouri authorized a 50:1 stock dividend. Retroactive recognition has been given to the dividend for all periods presented.

     On July 23, 1999, TravelNow of Missouri completed a merger with Sentry Accounting, Inc. ("Sentry"). Under the terms of the merger, the shares of TravelNow of Missouri were exchanged for shares of Sentry on a 1.97:1.0 ratio. The transaction consummated between TravelNow of Missouri and Sentry is generally known as a reverse merger. A reverse merger is normally the result of a merger in which the acquiring corporation has less size and substance than the acquired company. The acquiring corporation survives as a legal entity, but the shareholders of the acquired company obtain a majority of the voting rights of the combined entity. The substantive effect of the transaction is thus reversed from the legal effect. Since the shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity, TravelNow of Missouri is considered the "acquiring" corporation for accounting purposes. Sentry's assets, liabilities, revenues and expenses are immaterial. The assets and liabilities of the combined TravelNow of Missouri and Sentry were recorded in the merger at historical cost. The merged companies operate under the name TravelNow.com Inc. (the "Company").

     On July 28, 1999, the Company authorized a stock dividend of 4.25 common shares on each outstanding share. Retroactive recognition has been given to the dividend for all periods presented.

     On March 27, 2000, the Company's common and preferred stock changed from no par value to $0.01 par value per share. Retroactive recognition has been given to this change for all periods presented.

     The Company's Web site, www.travelnow.com, allows travelers to make hotel, car and airline reservations electronically using the Internet. The Company earns commissions for each reservation resulting in the traveler using the services reserved.

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

     A substantial portion of the Company's revenues comes from commissions paid by travel suppliers for bookings made through its website. These travel suppliers are not obligated to pay any specified commission rates for bookings. The reduction or elimination of commissions paid by these travel suppliers could have a materially adverse effect on the Company's results of operations, financial position, and cash flows.

     Commissions and related revenues accounted for 98% and 87% of total net revenues for the years ended March 31, 2000 and 1999, respectively. The Company relies on unrelated service entities to accumulate, process, and remit a significant portion of these revenues. Discontinuance of these services could result in disruption to the Company's business and accordingly could have a materially adverse effect on the Company's results of operations, financial position, and cash flows.

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

     Cost of Revenues - Cost of revenues is predominantly comprised of commission sharing with affiliates, transaction and personnel costs, software and telecommunications costs associated with operating the Company's reservation system, traveler support, and outside consultants. The Company does not allocate the costs of facilities or other indirect expense items attributable to revenue generation activities to cost of revenues. Such costs and expenses are included in general and administrative expenses.

     Use of Estimates - Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Common Stock-Based Compensation - The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board ("FASB"). Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

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

     Recently Adopted Accounting Standards - Effective April 1, 2000, the Company adopted the provisions of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position ("SOP"), No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The provisions of SOP 98-1 require that certain direct costs associated with such development are capitalized and amortized and all remaining costs must be expensed when incurred. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred, if any. Costs that are considered to be related to research and development activities, data conversion activities, and training, maintenance and general and administrative or overhead costs will continue to be expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's Web sites are also expensed as incurred, if any. The effect of the adoption of SOP 98-1 was to capitalize $770,255 during the year ended March 31, 2000. The Company plans to begin amortizing the asset using a five year estimated useful life, during the year ended March 31, 2001.

     Recently Issued Accounting Standards - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management is in the process of evaluating the effect, if any, SFAS No. 133 will have on its financial position and results of operations.

     Reclassification - Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                          March 31,
                                                --------------------------
                                                    2000           1999
                                                    ----           ----

       Computer hardware and software           $   493,305    $    73,140
       Internally-developed computer software       770,255           --
       Furniture and office equipment                25,769         16,634
                                                -----------    -----------

                                                  1,289,329         89,774
       Less accumulated depreciation                (98,104)       (43,429)
                                                -----------    -----------

                   Net property and equipment   $ 1,191,225    $    46,345
                                                ===========    ===========

     Total depreciation expense for the years ended March 31, 2000 and 1999, was $54,675 and $18,120, respectively.

3.   NOTES PAYABLE

     Notes payable consists of the following:

                                                               March 31,
                                                          -------------------
                                                           2000        1999
                                                           ----        ----
       Line of credit bearing interest at 9.5%,
         due September 1, 1999, interest due
         monthly, collateralized by personal
         guaranties of various shareholders               $  --       $49,938

       Note payable, bearing no interest,
         due July 1999                                       --         8,600
                                                          -------     -------

                                                             --        58,538

       Less portion due within one year                      --        58,538
                                                          -------     -------

                   Total notes payable
                      less current portion                $  --       $  --
                                                          =======     =======

     Notes payable to stockholders consists of the following:

                                                               March 31,
                                                         --------------------
                                                          2000         1999
                                                          ----         ----

       Note payable to stockholder, bearing no
         interest, due on demand, unsecured              $  --        $ 4,000

       Note payable to stockholder, bearing
         interest at 8.5%, due on demand,
         unsecured                                          --          2,000

       Note payable to stockholder, bearing
         interest at 8.38%, due on demand,
         unsecured                                          --          2,000

       Note payable to stockholder, bearing no
         interest, due on demand, unsecured                 --          2,000
                                                         -------      -------

                   Total notes payable
                     to stockholders                     $  --        $10,000
                                                         =======      =======

     The weighted average rate for notes payable at March 31, 1999, was 7.7%.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various operating leases for property and equipment as follows as of March 31, 2000:

       Years ending March 31:
         2001                                            $ 21,856
         2002                                              21,396
         2003                                               1,836
                                                         --------

                Total                                    $ 45,088
                                                         ========

     Total rental expense for the years ended March 31, 2000 and 1999, was approximately $56,465 and $23,550, respectively.

     The Company is subject to litigation in its normal course of business. As of March 31, 2000, the Company has no pending or threatened litigation for which it expects to be liable for any material amounts.

     The Company has entered into employment agreements with employees providing for aggregate annual compensation of $560,000 for a period of five years through the year ending March 31, 2005. Also, the Company plans to advance $160,000 during the year ending March 31, 2001, which will be forgiven if the grantees remain employees through approximately August of 2001. This cost is being recognized over the employees' period of service to anticipated forgiveness. Subsequent to March 31, 2000, the Company entered into another employment agreement with an employee providing aggregate annual compensation of $104,000 for a period of five years.

5.   INCOME TAXES

                                                             Years Ended
                                                               March 31,
                                                        ----------------------
                                                           2000         1999
                                                           ----         ----

      Current tax expense                               $    --      $  21,409
      Deferred tax benefit                               (512,942)     (15,393)
      Benefit of net operating loss carryforward             --        (21,409)
      Change in deferred tax asset valuation allowance    512,942       15,393
                                                        ---------    ---------

                  Total                                 $    --      $    --
                                                        =========    =========

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

     Net deferred tax assets at March 31, 2000 and 1999, are comprised of the following:

                                                                        March 31,
                                                    -------------------------------------------------
                                                             2000                     1999
                                                     Current    Non-Current    Current    Non-Current
                                                    ---------   -----------   ---------   -----------
       Assets:
         Net operating loss carryforward            $    --      $ 424,623    $    --      $ 103,314
         Stock based compensation                        --        163,341         --           --
         Other                                         35,823       17,093       10,726         --
                                                    ---------    ---------    ---------    ---------

                   Total deferred tax assets           35,823      605,057       10,726      103,314

       Liabilities:
         Property and equipment                          --         14,907         --          1,009
                                                    ---------    ---------    ---------    ---------

                   Total deferred tax liabilities        --         14,907         --          1,009
                                                    ---------    ---------    ---------    ---------

                   Net deferred tax assets             35,823      590,150       10,726      102,305

       Deferred tax asset valuation allowance         (35,823)    (590,150)     (10,726)    (102,305)
                                                    ---------    ---------    ---------    ---------

                                                    $    --      $    --      $    --      $    --
                                                    =========    =========    =========    =========

                                      F-11

     The difference between the statutory rate of approximately 38% and the tax expense (benefit) of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

     At March 31, 2000, the Company had available net operating loss carryforwards of approximately $1,050,000. These carryforwards expire beginning in the year ended March 31, 2011.

6.   STOCK OPTIONS AND COMMON STOCK-BASED COMPENSATION

     Stock Option Agreements - During the year ended March 31, 2000, the Company entered into three agreements with employees, which granted those employees options on 530,000 shares of the Company's common stock, which had a weighted average exercise price per share of $19.53.

     The following table summarizes information concerning outstanding options at March 31, 2000 (no options were exercisable at March 31, 2000):

                                          Average
                                         Remaining       Weighted
                                         Contractual     Average
             Exercise      Number           Life         Exercise
             Prices     Outstanding      (in years)       Price
             ------     -----------      ----------       -----
             $  1.50      200,000            4.3         $  1.50
             $  5.00        6,000            4.5         $  5.00
             $ 15.00      100,000            4.3         $ 15.00
             $ 20.00        6,000            4.5         $ 20.00
             $ 30.00      100,000            4.3         $ 30.00
             $ 35.00        6,000            4.5         $ 35.00
             $ 45.00      100,000            4.3         $ 45.00
             $ 50.00        6,000            4.5         $ 50.00
             $ 65.00        6,000            4.5         $ 65.00
                          -------            ---         -------

                          530,000            4.4         $ 19.53
                          =======            ===         =======

     Stock-Based Compensation - The Company accounts for stock options on an intrinsic value basis under the provisions of APB Opinion No. 25. The stock options had an intrinsic value at the dates of the grants of $1,068,750. Accordingly, for the year ended March 31, 2000, $405,816 in stock-based compensation cost has been recognized in the Company's financial statements as the portion of expense related to fiscal year 2000.

     Had compensation expense been determined based on the fair value at grant dates, as prescribed in SFAS No. 123, the Company's stock-based compensation for the year ended March 31, 2000, would have been $425,812 and the results would have been as follows:

                                                          March 31,
                                               ------------------------------
                                                    2000              1999
                                                    ----              ----

       Net income (loss):
         As reported                           $  (1,798,433)      $   27,484
         Pro forma                                (1,818,429)          27,484

       Net income (loss) per share:
         As reported - basic                           (0.20)            0.00
         Pro forma - basic                             (0.21)            0.00
         As reported - diluted                         (0.20)            0.00
         Pro forma - diluted                           (0.21)            0.00

     The fair value of option grants is determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2000 was $6.79. The following range of assumptions was used to perform the calculations: expected life of 12 to 36 months; risk-free interest rate of 4.75%; expected volatility of 91%; and no expected dividend yield. Because additional stock options may be granted in the future, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

     Separately, on May 18, 1999, the stockholders of the Company unanimously voted to grant stock bonuses to certain key employees of the Company. The number of shares granted after giving retroactive effect to the subsequent stock dividend totaled 650,000 shares. The Company has recognized compensation expense of $650,000 in the statement of operations for the year ended March 31, 2000, for the stock bonus. The compensation was based on the stock price in transactions occurring near the date of the stock grant.

7.   COMMON STOCK GRANTED FOR SERVICES PERFORMED

     On March 15, 2000, the Company entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of the Company's common stock. In addition, on March 21, 2000, the Company entered into a consulting agreement for certain consulting services in exchange for 2,000 shares of restricted shares of common stock. As of the report date, no shares have been issued pursuant to either agreement.

8.   EARNINGS PER SHARE

     A reconciliation of shares used in calculation of basic and diluted net earnings per share follows:

                                                                              March 31,
                                                                     --------------------------
                                                                         2000           1999

       Net income (loss)                                             $(1,798,433)   $    27,484
       Less: cumulative preferred stock dividends                        (85,808)          --
                                                                     -----------    -----------

               Net income (loss) applicable to common stockholders   $(1,884,241)   $    27,484
                                                                     ===========    ===========

       Net income (loss) per common share:
         Basic and diluted                                                 (0.20)          0.00

       Reconciliation of weighted average shares:
         Shares used in computing basic and
           diluted net income (loss) per share                         9,257,298      6,009,518


     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted net income
     (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the year. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). For the year ended March 31, 2000, approximately 500,000 common equivalent shares related to shares issuable upon conversion of preferred stock and options to purchase 530,000 shares were outstanding but were not included in the calculation of diluted net income (loss) per share because they were antidulitive. Net income (loss) for the year ended March 31, 2000, was adjusted to reflect accumulated dividends related to the convertible preferred stock in computing basic net income (loss) per share.

     There were no potentially dilutive securities as of March 31, 1999.

9.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company has an ongoing affiliation with a Japanese startup operation which provides travel reservation services through the Internet to customers primarily in Japan and Asia. In July 1999, the Company invested $42,468 in Nippon TravelNow, K.K. for a 49% interest in this operation. The investment is carried on the equity method. During the year ended March 31, 2000, the Company recognized a loss in the unconsolidated subsidiary equal to the investment in this company. The operations of Nippon TravelNow, K.K. and its web site, TravelNowJapan.com, are currently in the process of being transferred to a new corporate entity. It is intended that the new entity will be affiliated with the Company.

10.  REDEEMABLE, CONVERTIBLE PREFERRED STOCK

     On January 5, 2000, the Company issued 500,000 shares of Class A Convertible Preferred Stock at $9.00 per share. The preferred stock accrues dividends at 8% per annum until the stock is converted to common stock or redeemed. As of March 31, 2000, approximately $86,000 was accrued for such dividends. The preferred stock has similar voting rights to common stock and senior preference on dividends and liquidating assets compared to common stock.

     The Class A Convertible Preferred Stock will be automatically converted into shares of the Company's common stock immediately upon the fulfillment of both of the following conditions: (1) the effectiveness of a report filed by the Company with the Securities and Exchange Commission covering an amount of the common stock sufficient to allow for the sale of all common stock issuable upon conversion of all then outstanding shares of Class A Convertible Preferred Stock; and (2) the listing of the common stock of the Company on either the Nasdaq SmallCap Market or the Nasdaq National Market System.

     Regardless of whether or not the Class A Convertible Preferred Stock is automatically converted pursuant to the fulfillment of the conditions stated above, the holders of the Class A Convertible Preferred Stock shall have the right to convert their shares of Class A Convertible Preferred Stock into shares of common stock.

     The number of shares of common stock to which the holder of Class A Convertible Preferred Stock is entitled upon such conversion is equal to the product obtained by multiplying (1) the number of shares of Class A Convertible Preferred Stock being converted by (2) the applicable conversion rate. The applicable conversion rate in effect at any time for the Class A Convertible Preferred Stock is equal to the quotient obtained by dividing (1) the sum of $9.00 plus an amount equal to all accrued but unpaid dividends on a share of Class A Convertible Preferred Stock by (2) the applicable conversion value, which is $9.00. Dividends are paid at eight percent (8%) per annum per share on the face value, which is $9.00. The holders of the Class A Convertible Preferred Stock are entitled to receive dividends in cash or common stock.

     Under the terms of the Class A Convertible Preferred Stock Agreement, if the Company fails to fulfill the conditions required for the automatic conversion of the Preferred Stock on or prior to December 31, 2000, the holders of the shares of preferred stock have the right to require the Company to redeem all of the preferred stock and pay any accumulated dividends.

     In connection with the sale of preferred stock, the Company incurred certain professional fees. Services related to the sale have not all been provided as of March 31, 2000. The Company expects to incur an additional $75,000 for professional fees related to the sale of preferred stock subsequent to March 31, 2000.

11.  SUBSEQUENT EVENTS

     On April 17, 2000, the Company loaned $60,000 and $65,000, respectively, to the co-CEOs. These notes are demand promissory notes and bear interest at 8% per annum.

     In accordance with the terms of the Company's Omnibus Stock Incentive Plan, management plans to submit for approval to the Company's Stock Option Committee of the Board of Directors, requests for the issuance of stock options and stock grants to three employees, a member of the Board of Directors, the Company's public relations firm, and outside consultants for services rendered subsequent to March 31, 2000.

     Effective May 3, 2000, one of the Company's co-CEOs resigned. Under the terms of the resignation, the Company will continue to pay the salary and benefits of the co-CEO for a period of 18 months. In addition, approximately $26,000 owed by the co-CEO to the Company was forgiven. Also, the Company will allow the co-CEO to retain assets with a fair market value of approximately $10,000.

     The Company entered into a lease agreement in May 2000 for office space. That lease was subsequently terminated. On June 15, 2000, the Company paid $85,000 to the lessor to terminate the lease agreement and relieve itself from any further commitments under the lease.

     On June 7, 2000, the Company granted to all current employees, except the CEO, stock options equal to the employees' annual salary. Each employee is required to execute a non-compete agreement with the Company prior to being awarded these stock options. The number of stock options was determined by dividing the closing market price of the Company's common stock by the employees' annual salary. This resulted in stock options for the purchase of approximately 320,000 shares being granted, which have a contractual life of three years and 90 days and vest in equal amounts over three years.


                                    * * * * *