Form 10QSB
period 2000-06-30
TRAVELNOWCOM INC
filed 2000-08-14
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

                              Yes  X    No _____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of July 31, 2000, TravelNow.com Inc. had 10,349,304 shares of common stock outstanding, par value $0.01 per share.


                                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                       TRAVELNOW.COM INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                           (Unaudited)



                                                                        As a Percent of Revenues
                                        Three Months Ended June 30     Three Months Ended June 30
                                       ----------------------------    --------------------------
                                                           1999                         1999
                                           2000        As Restated         2000     As Restated
                                       ------------    ------------       -------   -----------
Total Revenues                         $  2,223,888    $    392,900        100.0%      100.0%
Cost of Revenues                          1,625,157         370,466         73.1%       94.3%
                                       ------------    ------------       -------     -------
     Gross Profit                           598,731          22,434         26.9%        5.7%
                                       ------------    ------------       -------     -------

Operating Expenses
     Sales and Marketing                    190,837          29,519          8.6%        7.5%
     General and Administrative           1,823,873         164,867         82.0%       42.0%
     Stock-Based Compensation               163,281         650,000          7.3%      165.4%
                                       ------------    ------------       -------     -------
          Total Operating Expenses        2,177,991         844,386         97.9%      214.9%
                                       ------------    ------------       -------     -------

Income/(Loss) From Operations            (1,579,260)       (821,952)       (71.0%)    (209.2%)

Interest Income                              44,656               0          2.0%        0.0%
                                       ------------    ------------       -------     -------
     Income/(Loss) Before Taxes          (1,534,604)       (821,952)       (69.0%)    (209.2%)

Provision for Income Taxes                        0               0          0.0%        0.0%
                                       ------------    ------------       -------     -------
     Net Income/(Loss)                   (1,534,604)       (821,952)       (69.0%)    (209.2%)

Cumulative Preferred Stock Dividends        (89,508)              0         (4.0%)       0.0%
                                       ------------    ------------       -------     -------
     Net Income/(Loss) Applicable To
     Common Stockholders               ($ 1,624,112)   ($   821,952)       (73.0%)    (209.2%)
                                       ============    ============       =======     =======


Average Number of Shares
Of Common Stock Outstanding*             10,349,304       6,878,033

Net Income/(Loss) Per Share
     Basic                                   ($0.16)         ($0.12)
     Diluted                                 ($0.16)         ($0.12)


* In the three-month period ended June 30, 2000, 500,000 shares for conversion of convertible perferred stock and 875,259 outstanding stock options are excluded because they are antidilutive.



                               TRAVELNOW.COM INC.
                            CONDENSED BALANCE SHEETS
                           JUNE 30 AND MARCH 31, 2000




                                                 June 30, 2000    March 31, 2000
ASSETS                                            (Unaudited)
-------------------------------------            -------------    --------------

Cash and Cash Equivalents                          $ 2,064,213      $ 3,654,281
Accounts Receivable                                  1,311,727          729,467
Prepaid Assets                                          83,532          128,273
                                                   -----------      -----------
     Current Assets                                  3,459,472        4,512,021

Property and Equipment - Net                           718,526          420,970
Capitalized Software - Net                             708,611          770,255
                                                   -----------      -----------
     Total Assets                                  $ 4,886,609      $ 5,703,246
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts Payable                                   $ 1,362,747      $ 1,098,071
Accrued Liabilities                                    593,342          279,947
Cumulative Preferred Stock Dividends                   175,316           85,808
Deferred Revenue                                         4,552           14,052
                                                   -----------      -----------
     Current and Total Liabilities                   2,135,957        1,477,878
                                                   -----------      -----------

Redeemable Convertible Preferred Stock               4,326,809        4,340,694

Common Stock                                           103,493          103,493
Additional Paid-In Capital                           1,970,704        1,896,931
Accumulated Deficit                                 (3,650,354)      (2,115,750)
                                                   -----------      -----------
     Stockholders' Deficit                          (1,576,157)        (115,326)
                                                   -----------      -----------

     Total Liabilities and Equity                  $ 4,886,609      $ 5,703,246
                                                   ===========      ===========



                                            TRAVELNOW.COM INC.
                                    STATEMENT OF STOCKHOLDERS' DEFICIT
                                  THREE MONTH PERIOD ENDED JUNE 30, 2000
                                                (Unaudited)





                                                    COMMON STOCK          ADDITIONAL
                                             -------------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                               SHARES        AMOUNT        CAPITAL        DEFICIT        DEFICIT
                                             -----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2000                      10,349,304   $   103,493   $ 1,896,931    ($2,115,750)   ($  115,326)

      Net Loss                                         0             0             0     (1,534,604)    (1,534,604)
      Cumulative Preferred Stock Dividends             0             0       (89,508)             0        (89,508)
      Stock Compensation                               0             0       163,281              0        163,281
                                             -----------   -----------   -----------    -----------    -----------

BALANCE - JUNE 30, 2000                       10,349,304   $   103,493   $ 1,970,704    $(3,650,354)   $(1,576,157)
                                             ===========   ===========   ===========    ===========    ===========






                               TRAVELNOW.COM INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                       Three Months Ended June 30
                                                       --------------------------
                                                                          1999
                                                          2000        As Restated
                                                       -----------    -----------
OPERATING ACTIVITIES:
 Net Loss                                              ($1,534,604)   ($  821,952)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Stock-based compensation                                 163,281        650,000
  Depreciation and amortization                            100,002          4,736
  Changes in Operating Assets and Liabilities:
       Accounts receivable                                (582,260)       (66,932)
       Prepaid assets                                       44,741              0
       Accounts payable                                    264,676         91,886
       Accrued liabilities                                 303,895          6,556
                                                       -----------    -----------
 Net Cash Used In Operating Activities                  (1,240,269)      (135,706)
                                                       -----------    -----------

INVESTING ACTIVITIES:
 Acquisition of Property, Equipment
  and Capitalized Software                                (335,914)       (12,672)
                                                       -----------    -----------
 Net Cash Used In Investing Activities                    (335,914)       (12,672)
                                                       -----------    -----------

FINANCING ACTIVITIES:
 Proceeds from capital contributions                             0        199,985
 Proceeds from sale of common stock                              0            180
 Expenses related to sale of preferred stock               (13,885)             0
 Repayments of notes payable to stockholders                     0         (4,000)
 Repayments of notes payable                                     0         (2,700)
                                                       -----------    -----------
 Net Cash Provided By/(Used In) Financing Activities       (13,885)       193,465
                                                       -----------    -----------

Net Increase/(Decrease) In Cash and Cash Equivalents    (1,590,068)        45,087

CASH AND CASH EQUIVALENTS:
 Beginning of Period                                     3,654,281          6,227
                                                       -----------    -----------
 End of Period                                         $ 2,064,213    $    51,314
                                                       ===========    ===========

NON-CASH TRANSACTIONS:
 Cumulative Preferred Stock Dividends                  $    89,508    $         0




                               TRAVELNOW.COM INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed financial statements of TravelNow.com Inc. ("TravelNow" or "the Company") are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of our operating results for the periods shown. These statements should be read in conjunction with our Form 10-KSB for the year ended March 31, 2000.

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

     The former shareholders of TravelNow of Missouri received approximately 75% of the common shares of the combined entity. TravelNow of Missouri is considered the "acquiring" corporation from an accounting standpoint. TravelNow's March 31 fiscal year-end was adopted for the combined company.

3.   Restatement of Common Shares Outstanding

     The number of common stock shares outstanding for all periods has been restated on an equivalent basis.

4.   Sale of Stock

     On January 5, 2000, we issued 500,000 shares of Class A Convertible Preferred Stock at $9.00 per share. The preferred stock accrues dividends at 8% per annum until the stock is converted to common stock or redeemed. As of June 30, 2000, approximately $175,000 was accrued for such dividends. The preferred stock has similar voting rights to common stock and senior preference on dividends and liquidating assets compared to common stock.

     The Class A Convertible Preferred Stock automatically converts into shares of the our common stock immediately upon the fulfillment of both of the following conditions: (1) the effectiveness of a report filed by the Company with the Securities and Exchange Commission covering an amount of the common stock sufficient to allow for the sale of all common stock issuable upon conversion of all then outstanding shares of Class A Convertible Preferred Stock; and (2) the listing of the common stock of the Company on either the Nasdaq SmallCap Market or the Nasdaq National Market System. Both of these conditions have been met as noted below.

     Our stock was approved for listing on the Nasdaq SmallCap Market effective May 25, 2000. The Securities and Exchange Commission declared our SB-2 registration statement covering up to 527,000 common shares for conversion of the convertible preferred stock effective as of August 9, 2000. The conversion of 500,000 shares is automatic. The holders of the preferred stock also have the option of receiving accrued preferred dividends in cash or in stock at a price of $9.00 per share.

     In connection with the sale of preferred stock, we incurred certain professional fees through June 30, 2000 at a cost of approximately $173,000. We expect to incur additional professional fees related to the sale of the preferred stock subsequent to June 30, 2000 of approximately $62,000.

5.   Capitalization of Software Development Costs

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP No. 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain direct costs associated with such software be capitalized and amortized over an appropriate time period. Prior to the effective date of SOP 98-1 and the beginning of our most recent fiscal year on April 1, 1999, we expensed all costs of computer software developed or acquired for internal use.

     During August 1999, we began the development of a second generation proprietary software platform for our online reservations systems. This new system has been completed at a cost of approximately $746,000, including the direct costs of our personnel devoted to the project, outside consulting fees and purchased software.

6.   Stock Options and Common Stock-Based Compensation

     During the year ended March 31, 2000, we granted options on 530,000 shares of TravelNow common stock to three employees. The options have exercise prices ranging from $1.50 per share to $65.00 per share and exercise dates from July 2000 to August 2004 for 500,000 of the shares and September 2000 to September 2006 for 30,000 shares.

     We account for stock options on an intrinsic value basis under the provisions of APB Opinion No. 25. The 530,000 stock options granted had an intrinsic value at the dates of the grants of $1,068,750. Accordingly, for the three months ended June 30, 2000, $163,281 in stock-based compensation cost was recognized in our financial statements.

     In addition, a total of 60,000 options are outstanding that were granted to two employees and one director. All of these options were granted at prices equal to or above fair market value at the dates of grant. As a result, these options had no "intrinsic" value at the grant dates and no compensation expense has been recognized in our financial statements.

     In accordance with the terms of our Omnibus Stock Incentive Plan, management plans to submit for approval to the Company's Stock Option Committee of the Board of Directors, requests for the issuance of stock grants for approximately 27,000 shares to one employee, our public and investors relations firm, and outside consultants for services rendered principally subsequent to March 31, 2000.

     On June 7, 2000, we granted to all current employees of the Company, except the CEO, stock options equal to the employees' annual salary. Each employee is required to execute a non-compete agreement with the Company prior to being awarded these stock options. The number of stock options was determined by dividing the closing market price of the Company's common stock by the employees' annual salary. This resulted in stock options for the purchase of approximately 285,000 shares being granted that are currently outstanding, which have a contractual life of three years and 90 days and vest in equal amounts over three years. No compensation expense has been recognized for these options in our financial statements because the options had no "intrinsic" value at the grant date.

     Had compensation expense been determined based on the fair value at grant dates, as prescribed in SFAS No. 123, our stock-based compensation for the three months ended June 30, 2000, would have been $251,056. The effect on net loss would have been an increase of $87,775. The effect on loss per share would have been an increase of $0.01 per share to $0.17 per share.

     Separately, on May 18, 1999, we granted stock bonuses to certain employees. Compensation expense of $650,000 was recognized in our statement of operations for the twelve-month period ended March 31, 2000. These bonuses were initially reported in our Form 10-KSB filed on October 12, 1999 as 650,000 shares of common stock, restated for events through June 30, 1999. Subsequent to the merger with Old Sentry and the 4.25 to 1.0 stock dividend described above, the bonuses represent 1,732,233 shares of the 10,349,304 TravelNow common shares outstanding as of December 31, 1999.

7.   Income Taxes

     No provision for income taxes has been recorded in our financial statements. The Company has predominantly incurred net losses and to date we have not received a tax benefit for such losses. In the opinion of management, the realizability of our deferred tax assets is sufficiently uncertain that a full valuation allowance has been recorded.

8.   Derivative Instruments and Hedging Activities

     The Company is in the process of evaluating the effect, if any, that Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), will have on its financial position and results of operations.

9.   Restatement of Unaudited Financial Statements

     Subsequent to the issuance of the Company's unaudited financial statements for the three month period ending June 30, 1999, management has determined that the liability for commission payments to affiliates was under accrued. In addition, certain commission revenues from hotels which are received through a third party commission processing company were previously recognized on a "net" basis, i.e., net of the charges from the processing company. These charges have been reclassified as an expense and the revenue is now recognized on a "gross" basis. This reclassification has no effect on income and is immaterial for all previous periods not restated. The impact of the restatements and the reclassification are shown on the following tables.



                                             Three Months Ended 6/30/1999
                                      -----------------------------------------
                                          As         Previously      Increase/
Statements of Operations Data          Restated       Reported      (Decrease)
------------------------------------  -----------    -----------    -----------

Total Revenues                        $   392,900    $   381,449    $    11,451
Cost of Revenues                          370,466        284,214         86,252
                                      -----------    -----------    -----------
     Gross Profit                          22,434         97,235        (74,801)
                                      -----------    -----------    -----------

Operating Expenses
     Sales and Marketing                   29,519         29,519              0
     General and Administrative           164,867        164,867              0
     Stock-Based Compensation             650,000        650,000              0
                                      -----------    -----------    -----------
          Total Operating Expenses        844,386        844,386              0
                                      -----------    -----------    -----------

Income/(Loss) Before Taxes               (821,952)      (747,151)       (74,801)
Provision for Income Taxes                      0              0              0
                                      -----------    -----------    -----------
     Net Income/(Loss)                ($  821,952)   ($  747,151)   ($   74,801)
                                      ===========    ===========    ===========

Average Number of Shares
Of Common Stock Outstanding             6,878,033      6,878,033              0

Net Income/(Loss) Per Share
     Basic                            ($     0.12)   ($     0.11)   ($     0.01)
     Diluted                          ($     0.12)   ($     0.11)   ($     0.01)

                                                       June 30, 1999
                                           ------------------------------------
                                              As         Previously    Increase/
Balance Sheet Data                         Restated      Reported     (Decrease)
-------------------------------            ---------     ---------    ---------

Cash and Cash Equivalents                  $  51,314     $  51,314    $       0
Accounts Receivable                          173,494       173,494            0
                                           ---------     ---------    ---------
     Current Assets                          224,808       224,808            0

Property and Equipment - Net                  54,281        54,281            0
                                           ---------     ---------    ---------
     Total Assets                          $ 279,089     $ 279,089    $       0
                                           =========     =========    =========


Accounts Payable                           $ 174,952     $ 100,151    $  74,801
Accrued Liabilities                           51,152        51,152
Notes Payable                                 61,838        61,838            0
                                           ---------     ---------    ---------
     Current and Total Liabilities           287,942       213,141       74,801

Stockholders' Equity                          (8,853)       65,948      (74,801)
                                           ---------     ---------    ---------
     Total Liabilities and Equity          $ 279,089     $ 279,089    $       0
                                           =========     =========    =========





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

Results of Operations and Comparison of Operating Results.
----------------------------------------------------------

     Total revenues for the three-month period ended June 30, 2000 were $2,223,888, which was nearly 5.7 times the $392,900 of revenues for three-month period ended June 30, 1999. Net loss for the quarter ended June 30, 2000 was

$1,534,604, due in part to $163,281 of non-cash charges for stock-based compensation and $267,000 of severance charges related to a former officer and director of the Company. The stock-based compensation was for employee stock options granted in 1999. In the quarter ended June 30, 1999, net loss was $821,952, which included non-cash stock-based compensation of $650,000 for a stock bonus paid to certain employees in May 1999.

Revenues.
---------

     Our principal source of revenue is commissions related to hotel bookings. The level of confirmed hotel bookings has increased from an average of approximately 2,700 per week during the three-months ending June 30, 1999, to an average of approximately 9,500 per week during the three months ended June 30, 2000. Confirmed hotel bookings for the month of July 2000 averaged over 12,000 per week. Much of this growth is attributable to the expansion of our affiliate program through which affiliated web sites are dynamically linked to our reservation systems.

     When a hotel booking is confirmed, we do not automatically receive revenue. However, hotel bookings are an indicator of the anticipated level of customer hotel stays which ultimately will result in revenues for the Company.

     In January 1999, we implemented our own car reservation system on the TravelNow web site and began providing links to this system for our affiliates. Car reservations have grown progressively since January 1999 to an average of approximately 3,500 confirmed reservations per week during the month of July 2000. Historically, we have outsourced our airline reservations to another company and commissions from airline bookings have not been a significant portion of total revenues. In November 1999, we began to introduce our own airline system on selected web sites. This system accounted for more than 5% of our revenues in the quarter ended June 30, 2000 and is expected to further increase our revenues in the future.

Cost of Revenues.
-----------------

     Our cost of revenues as a percent of revenues decreased from 94.3% to 73.1% in the three-month periods ended June 30, 1999 and 2000, respectively. This change in the cost of revenue as a percent of revenue was due principally to the growth of total revenues without corresponding increases in the elements of cost of revenues such as payroll for technical and customer service personnel. One factor which moved in the other direction was commission payments to affiliates. Beginning in the spring of 1999, commissions to affiliated web sites were generally increased to 50% of collected commissions related to those affiliates. Since that time, the number of affiliates has expanded rapidly and the proportion of our business generated by these affiliates has increased substantially.

     In addition, our cost of revenue has increased on an absolute basis because we significantly expanded our personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs. Taken together, the shift in the mix of business to a greater proportion generated by affiliates and the expansion of our cost structure increased the cost of revenues to 94.3% of revenues in the quarter ended June 30, 1999 from lower levels in previous quarters. This ratio then declined to 51.9% in the September 1999 quarter and to 63.8% in the December 1999 quarter as the anticipated growth in revenues was realized. During the fourth quarter ended March 31, 2000, additional staff expansion increased the cost of revenue percentage again to 74.0%.

     Although our existing staff and facilities are generally adequate to support higher levels of revenues, we may further expand our personnel and facilities to prepare for future growth. As a result, the cost of revenues as a percent of revenues will fluctuate on a cyclical basis until the anticipated revenue increases are realized.

Sales and Marketing Expenses.
-----------------------------

     Sales and marketing expenses include payroll and other costs associated with developing and managing our affiliate program as well as direct advertising expenditures. Sales and marketing expenses were 8.6% and 7.5% of revenues in the three-month periods ended June 30, 2000 and 1999, respectively. We have increased our staff in this area to generate additional revenue growth.

     We intend to further increase our sales and marketing activities with the purpose of generating additional revenue growth. Sales and marketing expenses as a percent of revenues are expected to fluctuate until such additional revenues are realized.

General and Administrative Expenses.
------------------------------------

     General and administrative costs increased from $164,867 in the three-month period ended June 30, 1999, to $1,823,873 in the three-month period ended June 30, 2000. As a percent of revenues, general and administrative expenses increased from 42.0% to 82.0%.

     These increases in general and administrative expense, both on an absolute and a percent of revenue basis, in the quarter ended June 30, 2000 relative to the comparable quarter of the prior year are due to three primary factors: (1) expansion of staff and other activities (principally travel related) to support our growth, (2) professional fees associated with becoming a public company, and, (3) the $267,000 of severance costs mentioned above. In particular, we have incurred substantial audit, accounting and legal fees related to corporate matters and transactions. We have also invested in professional services pursuant to the development of strategic initiatives in Europe and other international markets. We expect professional fees to decline as a percent of revenue during the remaining quarters of the fiscal year ending March 31, 2001.

     Fluctuations in general and administrative expenses as a percent of revenues can be expected to continue as we expand our staff to generate and support higher levels of revenues even though an overall declining trend is anticipated.

Commitments.
------------

     On March 15, 2000, we entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of our common stock, par value $0.01 per share. For purposes of determining the number of shares to be issued, the last quoted sale price of our common shares on March 30, 2000, was used. As of the date of this report, no shares have been issued pursuant to such agreement.

     On March 21, 2000, we entered into a consulting agreement for certain consulting services in exchange for 2,000 restricted shares of our common stock. As of the date of this report, no shares have been issued pursuant to such agreement.

Liquidity and Capital Resources.
--------------------------------

     On January 5, 2000, we sold 500,000 new restricted convertible preferred shares of stock to an institutional investor at $9.00 per share for a total of $4.5 million. The preferred shares, plus any unpaid and accrued dividends, are convertible on a share-for-share basis into our common stock subsequent to an effective registration of such common stock and the listing of our common stock on the Nasdaq SmallCap Market. TravelNow's common stock was listed on the Nasdaq SmallCap Market effective May 25, 2000. Our SB-2 registration statement filed with the SEC on August 4, 2000 (described below) was declared effective by the SEC as of August 9, 2000.

     Through the SB-2, we registered 527,000 shares of common stock, an amount we believe is sufficient to convert all outstanding preferred shares and shares representing any unpaid and accrued dividends the selling security holders elect to convert into shares of common stock. Therefore, assuming conversion of the 527,000 shares, our outstanding unrestricted shares will increase from 2,572,502 to 3,099,502 and total common shares outstanding will increase from 10,349,304 to 10,876,304. The proceeds from this sale of stock will continue to be used for working capital and other corporate purposes as we expand our operations and prepare for the anticipated growth in our web-based travel services.

     The $4.5 million sale of convertible preferred stock has been included in our financial statements net of $173,191 of expenses related to the sale, including the registration of common stock, through June 30, 2000. Additional expenses to complete the registration of the common stock and to issue the initial prospectus are expected to be approximately $62,000. The pro forma balance sheet impact of the conversion of our preferred stock into our common stock is shown on the following table, excluding the expected additional expenses of $62,000.


                                                        Conversion
                                          6/30/2000    Of Preferred     Pro Forma
ASSETS                                   As Reported       Stock        6/30/2000
                                         -----------    -----------    -----------
Cash and Cash Equivalents                $ 2,064,213    $         0    $ 2,064,213
Other Assets                               2,822,396              0      2,822,396
                                         -----------    -----------    -----------
     Total Assets                          4,886,609              0      4,886,609
                                         ===========    ===========    ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Total Liabilities                        $ 2,135,957    $         0    $ 2,135,957
Redeemable Convertible Preferred Stock     4,326,809     (4,326,809)             0
Stockholders' Equity/(Deficit)            (1,576,157)     4,326,809      2,750,652
                                         -----------    -----------    -----------
     Total Liabilities and Equity        $ 4,886,609    $         0    $ 4,886,609
                                         ===========    ===========    ===========


     The conversion of the preferred stock into common stock increases Stockholders' Equity to $2,750,652 from a deficit of $1,576,157. This conversion is automatic upon the satisfaction of two conditions listed above, both of which have been met.

     Effective March 27, 2000, our common and preferred stock was changed from no par value to $0.01 par value per share. This change had no effect on total Stockholders' Equity.

     We had a net loss of $1,534,604 for the three months ended June 30, 2000. Non-cash charges of $163,281 for stock-based compensation and $267,000 of severance expense were included in this loss. Net cash used in operating activities was $1,240,269.

     Cash used in investing activities during the three-month period ended June 30, 2000, was $335,914. This amount included $360,263 for the acquisition of property and equipment and a $24,349 net credit in capitalized software.

     During the quarter, the only financing activity was $13,885 of expense related to the sale and registration of convertible preferred stock.

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

     The infusion of nearly $5.1 million in capital into TravelNow during 1999 and 2000 from the sale of common and preferred stock and from capital contributions has provided us with the funds to pursue our strategy of continued technical development, product line expansion and customer growth. During the fiscal year ending March 31, 2001, we have plans to make additional investments to implement our strategy. However, the rate of investment spending on software development will decline because the underlying platform of our new reservation system has been completed and is in service. We are evaluating international market opportunities and will continue to invest in market growth as well as enhanced capabilities and capacities. Since many of these expenses will be incurred in advance of the anticipated revenue growth, management is projecting that we will operate at a net loss during fiscal year 2001.

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

Item 5. Other Information

     (a) On August 9, 2000, the Company's Registration Statement on Form SB-2/A became effective for resales by certain minority shareholders.

     (b) Certain individual holders of TravelNow's capital stock entered into a Standstill Agreement (the "Agreement") with the Company. On July 31, 2000, all parties to the Agreement had executed the Agreement, which is effective as of July 13, 2000. The Agreement provides that such individual holders shall not transfer or sell their shares of common stock, except in privately negotiated transactions, for a period of one year, beginning on the effective date of the Agreement. The individual holders, however, may pledge or encumber up to thirty percent (30%) of their shares of common stock during such one year period. This Agreement affects approximately 7,300,000 shares of TravelNow's common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number         Document Name and Location
------         --------------------------
  2.0          Plan of acquisition, reorganization, arrangement, liquidation or succession.
  2.1(b)       Agreement and Plan of Reorganization by and between Sentry
               Accounting, Inc. and TravelNow.com Inc., dated July 23, 1999, incorporated by reference to Exhibit 2.01 to Form 8-K, filed
               August 11, 1999.
  3.0          Articles and Bylaws.
  3.1(a)       Articles of Incorporation filed June 27, 1996.
  3.2(a)       Articles of Amendment to the Articles of Incorporation filed
               November 25, 1996.
  3.3(b)       Articles of Amendment to the Articles of Incorporation filed July
               27, 1996.
  3.4(d)       Articles of Amendment to the Articles of Incorporation filed
               January 5, 2000.
  3.5(d)       Articles of Amendment to the Articles of Incorporation filed
               January 11, 2000.
  3.6(a)       Bylaws of the Company as in effect on August 13, 1999.
  3.7(c)       Amendment to Bylaws of the Company on October 4, 1999.
  3.8(e)       Amended and Restated Bylaws of the Company, adopted May 3, 2000.
  4.0          Instruments defining the rights of security holders including indentures.
  4.1(c)       Form of the Company's common stock certificate.
  4.2(d)       Articles of Amendment to the Articles of Incorporation filed
               January 11, 2000.
 10            Material Contracts.
 10.1(c)       Employment Agreement between the Company and John Christopher
               Noble, approved October 4, 1999, effective July 27, 1999.
 10.2(e)       Amended Employment Agreement between the Company and John
               Christopher Noble, approved December 30,1999, effective January
               1, 2000.
 10.3(c)       Employment Agreement between the Company and Jeffery Alan Wasson, approved October 4, 1999, effective July 27, 1999.
 10.4(e)       Amended Employment Agreement between the Company and Jeffery Alan
               Wasson, approved December 30,1999, effective January 1, 2000.
 10.5(c)       Employment Agreement between the Company and Christopher R. Kuhn, approved October 4, 1999, effective July 12, 1999.
 10.6(c)       Employment Agreement between the Company and H. Whit Ehrler, approved October 4, 1999, effective August 23, 1999.
 10.7(e)       TravelNow.com Inc. 2000 Omnibus Stock Incentive Plan, approved
               May 3, 2000.
 10.8(c)       Stock Option Agreement between the Company and Christopher R.
               Kuhn, approved October 4, 1999, effective.
 10.9(c)       Stock Option Agreement between the Company and H. Whit Ehrler, approved October 4, 1999, effective August 23, 1999.
 10.10(c)      Stock Option Agreement between the Company and Craig Dayberry, approved October 4, 1999, effective September 23, 1999.
 10.11(c)      Employment Agreement between a former employee of the Company and the Company, approved March 31, 1998, contract ending on September 30, 1998.

 10.12(c)      Subscription Agreement between SABRE Inc. and the Company.
 10.13(c)      Agreement by and between THISCO and the Company.
 10.14(c)      Telecommunications Service Agreement between MCI/World.com and the Company.
 10.15(c)      Telecommunications Service Agreement between City Utilities of
               Springfield, Springfield, Missouri, and the Company.
 10.16(c)      Office lease between the Company as Lessee and Warren Davis
               Properties II, L.L.C., Lessor, and Addendum thereto dated August
               13, 1998.
 10.17(e)      Office Lease between the Company as Lessee and Warren Davis
               Properties II, L.L.C., Lessor, and Addendum thereto dated March
               7, 2000.
 10.18(d)      TravelNow.com Inc. Class A Convertible Preferred Stock Purchase
               Agreement.
 10.19(e)      Letter Agreement between The Company and Keating Communications,
               Inc. dated March 15, 2000.
 10.20(e)      Letter Agreement between the Company and Scott Wayne dated March
               15, 2000.
 10.21(e)      Letter Agreement between the Company and Michael Bauer dated
               April 11, 2000.
 10.22(f)      Standstill Agreement between the Company and Nineteen holders of
               TravelNow.com Inc.'s common stock dated July 13, 2000.
*10.23         Demand Promissory Note Dated April 17, 2000.
*10.24         Demand Promissory Note Dated April 18, 2000.
*27.1          Financial Data Schedule.

----------

*              Filed herewith.
(a)            Filed as an exhibit to Report on Form 10-SB filed February 5,
               1999.
(b) Filed as an exhibit to Report on Form 8-K filed August 11, 1999 (file no. 0-25357).
(c) Filed as an exhibit to Report on Form 10-KSB filed October 12, 1999 (file no. 0-25357).
(d) Filed as an exhibit to Report on Form 8-K filed January 28, 2000 (file no. 0-25357).
(e) Filed as an exhibit to Report on Form 10-KSB filed July 14, 2000 (file no. 0-25357).
(f) Filed as an exhibit to Registration Statement on Form SB-2/A filed August 4, 2000 (file no. 333-96273).

     (b)  Reports on Form 8-K

          1. A Current Report on Form 8-K was filed on June 2, 2000, to report the resignation of the Co-CEO, as Co-CEO and Director of the Company and to announce the election of a new Director to fill the newly created vacancy.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2000
                                               TRAVELNOW.COM INC.

                                               By: /s/ Jeffrey A. Wasson
                                               -------------------------
                                               Jeffrey A. Wasson
                                               Chief Executive Officer
                                               Date: August 14, 2000


                                               By: /s/ H. Whit Ehrler
                                               ----------------------
                                               H. Whit Ehrler
                                               Vice President & CFO
                                               Date: August 14, 2000