Form 10QSB
period 2000-09-30
TRAVELNOWCOM INC
filed 2000-11-14
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
                                      1934

         For the transition period from _____________ to _______________

                           Commission File No. 0-25357


                               TRAVELNOW.COM INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                59-3391244
              --------                                ----------
  (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


             318 Park Central East, Suite 418, Springfield, MO 65806
             -------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


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

                                 Yes X   No ___

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of October 31, 2000, TravelNow.com Inc. had 10,872,909 shares of common stock outstanding, par value $0.01 per share, excluding 54,503 shares granted for professional services which have not been issued.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                       TRAVELNOW.COM INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                           (Unaudited)



                                       Three Months Ended Sept. 30     Six Months Ended Sept. 30
                                       ----------------------------   ----------------------------
                                                          1999                            1999
                                           2000        As Restated         2000        As Restated
                                       ------------    ------------    ------------    ------------
Total Revenues                         $  2,995,340    $  1,052,159    $  5,219,228    $  1,445,059
Cost of Revenues                          1,816,984         545,798       3,442,141         916,264
                                       ------------    ------------    ------------    ------------
     Gross Profit                         1,178,356         506,361       1,777,087         528,795
                                       ------------    ------------    ------------    ------------

Operating Expenses
     Sales and Marketing                    234,920          34,647         425,757          64,166
     General and Administrative           1,294,652         431,298       3,118,525         596,165
     Stock-Based Compensation               163,281          79,254         326,562         729,254
                                       ------------    ------------    ------------    ------------
          Total Operating Expenses        1,692,853         545,199       3,870,844       1,389,585
                                       ------------    ------------    ------------    ------------



Income/(Loss) From Operations              (514,497)        (38,838)     (2,093,757)       (860,790)

Interest Income                              30,182               0          74,838               0
                                       ------------    ------------    ------------    ------------
     Income/(Loss) Before Taxes            (484,315)        (38,838)     (2,018,919)       (860,790)


Provision for Income Taxes                        0               0               0               0
                                       ------------    ------------    ------------    ------------
     Net Income/(Loss)                     (484,315)        (38,838)     (2,018,919)       (860,790)

Cumulative Preferred Stock Dividends        (37,143)              0        (126,651)              0
                                       ------------    ------------    ------------    ------------
     Net Income/(Loss) Applicable To
     Common Stockholders               ($   521,458)   ($    38,838)   ($ 2,145,570)   ($   860,790)
                                       ============    ============    ============    ============


Average Number of Shares
Of Common Stock Outstanding*             10,698,374       9,465,052      10,523,839       8,171,543


Net Income/(Loss) Per Share Net
     Basic                             ($      0.05)   ($      0.00)   ($      0.20)   ($      0.11)
     Diluted                           ($      0.05)   ($      0.00)   ($      0.20)   ($      0.11)



*In the three and six-month periods ended September 30, 2000, 919,840 outstanding stock options are excluded because they are antidilutive.




                                       TRAVELNOW.COM INC.
                                   OPERATING STATEMENT RATIOS
                  THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                           (Unaudited)




                                        Three Months Ended Sept. 30    Six Months Ended Sept. 30
                                        ---------------------------   --------------------------
                                                           1999                         1999
As a Percent of Total Revenues               2000      As Restated        2000       As Restated
---------------------------------------  ------------  ------------   ------------  ------------

Total Revenues                                100.0%        100.0%         100.0%        100.0%
Cost of Revenues                               60.7%         51.9%          66.0%         63.4%
                                         ------------  ------------   ------------  ------------
     Gross Profit                              39.3%         48.1%          34.0%         36.6%
                                         ------------  ------------   ------------  ------------

Operating Expenses
     Sales and Marketing                        7.8%          3.3%           8.2%          4.4%
     General and Administrative                43.2%         41.0%          59.8%         41.3%
     Stock-Based Compensation                   5.5%          7.5%           6.3%         50.5%
                                         ------------  ------------   ------------  ------------
          Total Operating Expenses             56.5%         51.8%          74.2%         96.2%
                                         ------------  ------------   ------------  ------------

Income/(Loss) From Operations                 (17.2%)        (3.7%)        (40.1%)       (59.6%)

Interest Income                                 1.0%          0.0%           1.4%          0.0%
                                         ------------  ------------   ------------  ------------
     Income/(Loss) Before Taxes               (16.2%)        (3.7%)        (38.7%)       (59.6%)

Provision for Income Taxes                      0.0%          0.0%           0.0%          0.0%
                                         ------------  ------------   ------------  ------------
     Net Income/(Loss)                        (16.2%)        (3.7%)        (38.7%)       (59.6%)

Cumulative Preferred Stock Dividends           (1.2%)         0.0%          (2.4%)         0.0%
                                         ------------  ------------   ------------  ------------
     Net Income/(Loss) Applicable To
     Common Stockholders                      (17.4%)        (3.7%)        (41.1%)       (59.6%)
                                         ============  ============   ============  ============








                               TRAVELNOW.COM INC.
                            CONDENSED BALANCE SHEETS
                         SEPTEMBER 30 AND MARCH 31, 2000



                                                 Sept. 30, 2000       March 31,
ASSETS                                             (Unaudited)          2000
----------------------------------                 -----------      -----------

Cash and Cash Equivalents                          $ 1,372,297      $ 3,654,281
Accounts Receivable                                  1,415,356          729,467
Other Current Assets                                   162,439          128,273
                                                   -----------      -----------
     Current Assets                                  2,950,092        4,512,021

Property and Equipment - Net                           799,000          420,970
Capitalized Software - Net                             671,315          770,255
                                                   -----------      -----------
     Total Assets                                  $ 4,420,407      $ 5,703,246
                                                   ===========      ===========


LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)
----------------------------------

Accounts Payable                                   $ 1,240,269      $ 1,098,071
Accrued Liabilities                                    598,028          279,947
Cumulative Preferred Stock Dividends                         0           85,808
Deferred Revenue                                         4,552           14,052
                                                   -----------      -----------
     Current and Total Liabilities                   1,842,849        1,477,878
                                                   -----------      -----------

Redeemable Convertible Preferred Stock                       0        4,340,694

Common Stock                                           108,729          103,493
Additional Paid-In Capital                           6,603,498        1,896,931
Accumulated Deficit                                 (4,134,669)      (2,115,750)
                                                   -----------      -----------
     Stockholders' Equity/(Deficit)                  2,577,558         (115,326)
                                                   -----------      -----------

     Total Liabilities and Equity                  $ 4,420,407      $ 5,703,246
                                                   ===========      ===========



                                              TRAVELNOW.COM INC.
                                  STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                   SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                                  (Unaudited)





                                                  COMMON STOCK           ADDITIONAL
                                            -------------------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                              SHARES        AMOUNT        CAPITAL        DEFICIT    EQUITY/(DEFICIT)
                                            -----------   -----------   -----------    -----------  ----------------

BALANCE - MARCH 31, 2000                     10,349,304   $   103,493   $ 1,896,931    ($2,115,750)   ($  115,326)

     Net Loss                                         0             0             0     (2,018,919)    (2,018,919)
     Cumulative Preferred Stock Dividends             0             0      (126,651)             0       (126,651)
     Conversion of Preferred Dividends           23,605           236       212,208              0        212,444
     Stock Compensation                               0             0       326,562              0        326,562
     Conversion of Preferred Stock              500,000         5,000     4,294,448              0      4,299,448
                                            -----------   -----------   -----------    -----------    -----------

BALANCE - SEPTEMBER 30, 2000                 10,872,909   $   108,729   $ 6,603,498    ($4,134,669)   $ 2,577,558
                                            ===========   ===========   ===========    ===========    ===========










                                  TRAVELNOW.COM INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (Unaudited)



                                                           Six Months Ended Sept. 30
                                                           --------------------------
                                                                              1999
                                                               2000       As Restated
                                                           -----------    -----------
OPERATING ACTIVITIES:
     Net Loss                                              ($2,018,919)   ($  860,790)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Stock-based compensation                             326,562        729,254
          Depreciation and amortization                        208,276          9,472
          Changes in Operating Assets and Liabilities:
               Accounts receivable                            (685,889)      (355,960)
               Other current assets                            (34,166)             0
               Accounts payable                                142,198        330,424
               Accrued liabilities                             308,581         68,661
                                                           -----------    -----------
     Net Cash Used In Operating Activities                  (1,753,357)       (78,939)
                                                           -----------    -----------

INVESTING ACTIVITIES:
     Acquisition of Property, Equipment
          and Capitalized Software                            (487,366)       (81,974)
     Investment In Nippon TravelNow, K.K                             0        (42,468)
                                                           -----------    -----------
     Net Cash Used In Investing Activities                    (487,366)      (124,442)
                                                           -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from capital contributions                             0        499,985
     Proceeds from sale of common stock                              0            180
     Expenses related to sale of preferred stock               (41,246)             0
     Preferred stock dividends paid in cash                        (15)             0
     Repayments of notes payable to stockholders                     0        (10,000)
     Repayments of notes payable                                     0        (58,538)
                                                           -----------    -----------
     Net Cash Provided By/(Used In) Financing Activities       (41,261)       431,627
                                                           -----------    -----------

Net Increase/(Decrease) In Cash and Cash Equivalents        (2,281,984)       228,246

CASH AND CASH EQUIVALENTS:
     Beginning of Period                                     3,654,281          6,227
                                                           -----------    -----------
     End of Period                                         $ 1,372,297    $   234,473
                                                           ===========    ===========

NON-CASH TRANSACTIONS:
     Cumulative Preferred Stock Dividends                  $   126,636    $         0
     Acquisition of Software In Accounts Payable           $         0    $   136,210





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

4.   Sale of Stock

     On January 5, 2000, we issued 500,000 shares of Class A Convertible Preferred Stock at $9.00 per share. These shares of convertible preferred stock automatically converted into 500,000 shares of our common stock as of August 8, 2000 when the two pre-conditions for such conversion were met. First, our stock was approved for listing on the Nasdaq SmallCap Market effective May 25, 2000. Second, the Securities and Exchange Commission declared our Form SB-2 registration statement covering up to 527,000 common shares for conversion of the convertible preferred stock effective as of August 9, 2000.

     The Class A Convertible Preferred Stock accrued dividends at 8% per annum until the conversion into our common stock. As of August 8, 2000 when the conversion was effective, $212,459 had been accrued for such dividends. The holders of the convertible preferred stock elected to receive these dividends in the form of additional shares of our common stock instead of cash. Therefore, all of the convertible preferred stock, plus all accrued and unpaid dividends, were converted into a total of 523,605 shares of our common stock. In addition, $15 in dividends was paid in cash in lieu of fractional shares.

     In connection with the sale of the convertible preferred stock, we incurred certain professional fees related to the sale transaction, the listing of our common stock on the Nasdaq Small Cap Market, and the registration of common stock for conversion of the convertible preferred stock. Through September 30, 2000, these costs have been approximately $200,000. We expect to incur additional professional fees to maintain an effective registration statement for the 523,605 shares of common stock issued in conjunction with this transaction for a period of two years as required by the terms of the convertible preferred stock sale. We anticipate that these costs will be less than $100,000.

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

     During August 1999, we began the development of a second generation proprietary software platform for our online reservations systems. This new system has been completed at a cost of approximately $746,000, including the direct costs of our personnel devoted to the project, outside consulting fees and purchased software. These costs are being amortized over five years.

6.   Stock Options and Common Stock-Based Compensation

     During the year ended March 31, 2000, we granted options on 530,000 shares of TravelNow common stock to three employees. The options have exercise prices ranging from $1.50 per share to $65.00 per share and exercise dates from July 2000 to August 2004 for 500,000 of the shares and September 2000 to September 2006 for 30,000 shares.

     We account for stock options on an intrinsic value basis under the provisions of APB Opinion No. 25. The 530,000 stock options granted had an intrinsic value at the dates of the grants of $1,068,750. Accordingly, for the three and six month periods ended September 30, 2000, stock-based compensation costs of $163,281 and $326,562, respectively, were recognized in our financial statements.

     In addition, a total of 60,000 options are outstanding that were granted to two employees and one director. All of these options were granted at prices equal to or above fair market value at the dates of grant. As a result, these options had no "intrinsic" value at the grant dates and no compensation expense has been recognized in our financial statements.

     The Company's Board of Directors has granted approximately 54,053 shares of our common stock to one employee, our public and investor relations firm, and outside consultants for services rendered principally subsequent to March 31, 2000.

     On May 3, 2000, we granted to all current employees of the Company, except the CEO, stock options equal to the employees' annual salary. Each employee is required to execute a non-compete agreement with the Company prior to being awarded these stock options. The number of stock options was determined by dividing the closing market price of the Company's common stock on May 3, 2000 by the employees' annual salary. This grant and subsequent quarterly grants for eligible employees resulted in stock options for the purchase of approximately 329,840 shares being granted that are currently outstanding. These options have a contractual life of three years and 90 days from their respective grant dates and vest in equal amounts over three years. No compensation expense has been recognized for these options in our financial statements because the options were issued at the market value of our common stock as of the grant dates and as a result had no "intrinsic" value at those grant dates.

     Had compensation expense been determined based on the fair value at grant dates, as prescribed in SFAS No. 123, our stock-based compensation for the three and six month periods ended September 30, 2000, would have been $363,956 and $615,012, respectively. The effect on our net loss would have been an increase of $200,675 and $288,450 in the three and six month periods ended September 30, 2000, respectively. Loss per share for the three and six month periods would have increased by $0.02 and $0.03, respectively.

     Separately, on May 18, 1999, we granted stock bonuses to certain employees. Compensation expense of $650,000 was recognized in our statement of operations for the twelve-month period ended March 31, 2000. These bonuses were initially reported in our Form 10-KSB filed on October 12, 1999 as 650,000 shares of common stock, restated for events through June 30, 1999. Subsequent to the merger with Old Sentry and the 4.25 to 1.0 stock dividend described above, the bonuses represent 1,732,233 shares of the 10,872,909 TravelNow common shares outstanding as of September 30, 2000 and October 31, 2000.

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

9.   Restatement of Unaudited Financial Statements

     Subsequent to the issuance of the Company's unaudited financial statements for the three and six month periods ending September 30, 1999, management has determined that the liability for commission payments to affiliates was under accrued. In addition, certain commission revenues from hotels which are received through a third party commission processing company were previously recognized on a "net" basis, i.e., net of the charges from the processing company. These charges have been reclassified as an expense and the revenue is now recognized on a "gross" basis. This reclassification has no effect on income and is immaterial for all previous periods not restated. The impact of the restatements and the reclassification are shown on the following tables.

     Management has also determined that stock-based compensation cost for the three and six-month periods ended September 30, 1999 was under accrued. The adjustment related to stock options for restricted common stock granted in August and September 1999 with exercise prices less than the market price of the Company's registered common stock.

                                              Three Months Ended 9/30/1999
                                       -----------------------------------------
                                           As         Previously     Increase/
Statements of Operations Data           Restated       Reported      (Decrease)
----------------------------------     -----------    -----------   ------------

Total Revenues                         $ 1,052,159    $ 1,023,452   $    28,707
Cost of Revenues                           545,798        511,120        34,678
                                       -----------    -----------   -----------
     Gross Profit                          506,361        512,332        (5,971)
                                       -----------    -----------   -----------

Operating Expenses
     Sales and Marketing                    34,647         34,647             0
     General and Administrative            431,298        431,298             0
     Stock-Based Compensation               79,254              0        79,254
                                       -----------    -----------   -----------
          Total Operating Expenses         545,199        465,945        79,254
                                       -----------    -----------   -----------

Income/(Loss) Before Taxes                 (38,838)        46,387       (85,225)
Provision for Income Taxes                       0              0             0
                                       -----------    -----------   -----------
     Net Income/(Loss)                 ($   38,838)   $    46,387   ($   85,225)
                                       ===========    ===========   ===========

Average Number of Shares
Of Common Stock Outstanding              9,465,052      9,465,052             0

Net Income/(Loss) Per Share
     Basic                             ($    0.004)   $     0.005   ($    0.009)
     Diluted                           ($    0.004)   $     0.005   ($    0.009)



                                              Six Months Ended 9/30/1999
                                      ------------------------------------------
                                          As         Previously      Increase/
Statements of Operations Data          Restated       Reported       (Decrease)
----------------------------------    -----------    -----------    -----------

Total Revenues                        $ 1,445,059    $ 1,404,901    $    40,158
Cost of Revenues                          916,264        795,334        120,930
                                      -----------    -----------    -----------
     Gross Profit                         528,795        609,567        (80,772)
                                      -----------    -----------    -----------

Operating Expenses
     Sales and Marketing                   64,166         64,166              0
     General and Administrative           596,165        596,165              0
     Stock-Based Compensation             729,254        650,000         79,254
                                      -----------    -----------    -----------
          Total Operating Expenses      1,389,585      1,310,331         79,254
                                      -----------    -----------    -----------

Income/(Loss) Before Taxes               (860,790)      (700,764)      (160,026)
Provision for Income Taxes                      0              0              0
                                      -----------    -----------    -----------
     Net Income/(Loss)                ($  860,790)   ($  700,764)   ($  160,026)
                                      ===========    ===========    ===========

Average Number of Shares
Of Common Stock Outstanding             8,171,543      8,171,543              0

Net Income/(Loss) Per Share
     Basic                            ($     0.11)   ($     0.09)   ($     0.02)
     Diluted                          ($     0.11)   ($     0.09)   ($     0.02)

                                                       September 30, 1999
                                               ---------------------------------
                                                  As      Previously   Increase/
Balance Sheet Data                             Restated    Reported   (Decrease)
----------------------------------             --------    --------   ----------

Cash and Cash Equivalents                      $234,473    $234,473    $      0
Accounts Receivable                             462,522     462,522           0
                                               --------    --------    --------
     Current Assets                             696,995     696,995           0

Property and Equipment - Net                     90,602      90,602           0
Software Under Development                      164,455     164,455
Investment - Nippon TravelNow, K.K               42,468      42,468           0
                                               --------    --------    --------
     Total Assets                              $994,520    $994,520    $      0
                                               ========    ========    ========


Accounts Payable                               $549,700    $468,928    $ 80,772
Accrued Liabilities                             113,257     113,257           0
                                               --------    --------    --------
     Current and Total Liabilities              662,957     582,185      80,772

Stockholders' Equity                            331,563     412,335     (80,772)
                                               --------    --------    --------
     Total Liabilities and Equity              $994,520    $994,520    $      0
                                               ========    ========    ========


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

Results of Operations and Comparison of Operating Results.
----------------------------------------------------------

     Total revenues for the three-month period ended September 30, 2000 were $2,995,340, which was more than 2.8 times the $1,052,159 of revenues for three-month period ended September 30, 1999. Net loss for the quarter ended September 30, 2000 was $484,315, due in part to $163,281 of non-cash charges for stock-based compensation. The stock-based compensation was for employee stock options granted in 1999. In the quarter ended September 30, 1999, net loss was $38,838, which included non-cash stock-based compensation of $79,254.

     Total revenues for the six-month period ended September 30, 2000 were $5,219,228, which was 3.6 times the $1,445,059 of revenues for the comparable six-month period of 1999. Net loss for the six-month period ended September 30, 2000 was $2,018,919, which included $326,562 in non-cash charges for stock-based compensation and $267,000 of severance charges related to a former officer and director of the Company. Net loss for the comparable six-month period of 1999 was $860,790, which was due substantially to $729,254 in stock-based compensation charges. These non-cash charges were comprised of $650,000 related to an employee stock bonus paid on May 18, 1999 and $79,254 related to stock options granted in 1999.

Revenues.
---------

     Our principal source of revenue is commissions related to hotel bookings. The level of confirmed hotel bookings has increased from an average of approximately 5,400 per week during the three-months ending September 30, 1999, to an average of approximately 11,000 per week during the three months ended September 30, 2000. Confirmed hotel bookings for the month of September 2000 declined seasonally to approximately 9,350 per week and then increased to approximately 10,180 per week during October. Much of the year-over-year growth is attributable to the expansion of our affiliate program through which affiliated web sites are dynamically linked to our reservation systems.

     When a hotel booking is confirmed, we do not automatically receive revenue. However, hotel bookings are an indicator of the anticipated level of customer hotel stays which ultimately will result in revenues for the Company.

     In January 1999, we implemented our own car reservation system on the TravelNow web site and began providing links to this system for our affiliates. Car reservations have grown progressively since January 1999 to an average of approximately 3,400 confirmed reservations per week during the month of October 2000. Historically, we have outsourced our airline reservations to another company and commissions from airline bookings have not been a significant portion of total revenues. In November 1999, we began to introduce our own airline system on selected web sites. This system accounted for more than 8% of our revenues in the quarter ended September 30, 2000 and is expected to further increase our revenues in the future.

Cost of Revenues.
-----------------

     Our cost of revenues as a percent of revenues increased from 51.9% to 60.7% in the three-month periods ended September 30, 1999 and 2000, respectively. This change in the cost of revenues as a percent of revenues was due primarily to an increase in commission payments to affiliated web sites. Beginning in the spring of 1999, commissions to affiliated web sites were generally increased to 50% of collected commissions related to those affiliates. Since that time, the number of affiliates has expanded rapidly and the proportion of our business generated by these affiliates has increased substantially.

     In addition, our cost of revenue has increased on an absolute basis because we significantly expanded our personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs.

     In the six-month periods ended September 30, 1999 and 2000, the cost of revenues as a percent of revenues increased from 63.4% to 66.0%, respectively. This increase was also the result of higher commission payments to affiliates, partially offset by reductions in purchases of outside services.

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

Sales and Marketing Expenses.
-----------------------------

     Sales and marketing expenses include payroll and other costs associated with developing and managing our affiliate program as well as direct advertising expenditures. Sales and marketing expenses were 7.8% and 3.3% of revenues in the three-month periods ended September 30, 2000 and 1999, respectively. We have increased our staff in this area to generate additional revenue growth. In the six-month periods ended September 30, 2000 and 1999, sales and marketing expenses were 8.2% and 4.4% of revenues, respectively.

     We intend to further increase our sales and marketing activities with the purpose of generating additional revenue growth. Sales and marketing expenses as a percent of revenues are expected to fluctuate until such additional revenues are realized.

General and Administrative Expenses.
------------------------------------

     General and administrative costs increased from $431,298 in the three-month period ended September 30, 1999 to $1,294,652 in the three-month period ended September 30, 2000. As a percent of revenues, general and administrative expenses increased from 41.0% to 43.2%. In the six-month periods ended September 30, 1999 and 2000, general and administrative expenses increased as a percent of revenues from 41.3% to 59.8%, respectively, and increased from $596,165 to $3,118,525.

     These increases in general and administrative expense, both on an absolute and a percent of revenues basis, in the six-month period ended September 30, 2000 relative to the comparable six months of the prior year are due to three primary factors: (1) expansion of staff and other activities (principally travel related) to support our growth, (2) professional fees associated with becoming a public company, and, (3) the $267,000 of severance costs mentioned above. In particular, we have incurred substantial audit, accounting and legal fees related to corporate matters and transactions. We have also invested in professional services pursuant to the development of strategic initiatives in Europe and other international markets. We expect professional fees to decline as a percent of revenue during the remaining quarters of the fiscal year ending March 31, 2001.

     Fluctuations in general and administrative expenses as a percent of revenues can be expected to continue as we expand our staff to generate and support higher levels of revenues even though an overall declining trend is anticipated.

Commitments.
------------

     On March 15, 2000, we entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of our common stock. For purposes of determining the number of shares to be issued, the last quoted sale price of our common shares on March 30, 2000, was used. As of the date of this report, no shares have been issued pursuant to such agreement.

     On March 21, 2000, we entered into a consulting agreement for certain consulting services in exchange for 2,000 restricted shares of our common stock. As of the date of this report, no shares have been issued pursuant to such agreement.

     Beginning June 1, 2000, we engaged the services of a consulting organization for certain investor relation services in exchange for 10,000 shares of our restricted common stock and the payment of $8,000 per month. As of the date of this report, no shares have been issued pursuant to this arrangement.

     In September 2000, we engaged the services of a second investor relations organization in exchange for the sale of 30,000 shares of our restricted common stock at a $0.01 per share and the issuance of a total of 50,000 warrants to purchase an equal number of our restricted shares. One-half of the warrants are exercisable at a price of $12.50 and one-half are exercisable at a price of $15.00. These warrants expire on December 31, 2001.

     Pursuant to an agreement with a marketing consulting company we will issue a total of 6,000 shares of our restricted common stock upon the completion of services related to corporate identification and marketing in partial payment for those services. As of the date of this report, no shares have been issued pursuant to this agreement.

Liquidity and Capital Resources.
--------------------------------

     On January 5, 2000, we sold 500,000 new restricted convertible preferred shares of stock to an institutional investor at $9.00 per share for a total of $4.5 million. These convertible preferred shares earned dividends at a rate of 8.0% per annum. The convertible preferred stock and all accrued and unpaid dividends were converted into 523,605 shares of our common stock on August 8, 2000 pursuant to the terms of the convertible preferred stock. After the conversion, $15 in dividends was paid in cash in lieu of fractional shares. The conversion into common stock was automatic when two pre-conditions were met: (1) the listing of our common stock on the Nasdaq SmallCap Market (which became effective on May 25, 2000), and (2) a Securities and Exchange Commission declaration of an effective Form SB-2 registration statement covering the common shares for conversion (which occurred on August 9, 2000).

     The $4.5 million sale of convertible preferred stock has been included in our financial statements as of September 30, 2000 net of approximately $200,000 of expenses related to the sale, our Nasdaq SmallCap Market listing, and the registration of the common stock for conversion of the preferred shares. Additional expenses to maintain the registration of the common shares for a period of two years as required by the terms of the preferred stock sale are expected to be less than $100,000.

     Effective March 27, 2000, our common and preferred stock was changed from no par value to $0.01 par value per share. This change had no effect on total Stockholders' Equity.

     We had a net loss of $484,315 for the three months ended September 30, 2000. Non-cash charges of $163,281 for stock-based compensation were included in this loss. Our net loss for the six months ended September 30, 2000 was $2,018,919, including $326,562 of non-cash charges for stock-based compensation and $267,000 of severance expense. Net cash used in operating activities for the six month period ended September 30, 2000 was $1,753,357. Of this amount, $1,240,269 was used in operating activities during the three months ended June 30, 2000 and $513,088 was used in operating activities during the three months ended September 30, 2000.

     Cash used in investing activities during the six-month period ended September 30, 2000, was $487,366. This amount included $511,715 for the acquisition of property and equipment and a $24,349 net credit in capitalized software.

     During the six months, the only financing activities were $41,246 of expense related to the sale and registration of preferred stock and $15 of preferred stock dividends paid in cash.

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



                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

     Certain individual holders of the Company's stock entered into a Standstill Agreement with the Company, effective July 13, 2000 (the "Agreement"). In previous Securities and Exchange Commission filings, the Company incorrectly indicated that a certain individual was a party to the Agreement. In this Form 10-QSB, the Agreement, attached hereto as Exhibit 10.2, correctly reflects the individuals who have executed the Agreement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On September 26, 2000, the Company held its annual shareholders meeting, at which there were four proposals presented for voting. The first proposal was the election of directors. All five of the Company's directors were up for re-election. Incumbent directors Jeffrey A. Wasson, H. Whit Ehrler, Bill Perkin, Jerry Rutherford and Antoine Toffa were elected to serve as directors of the Company until the 2001 annual meeting. Each director had 6,181,111 votes for re-election, no votes against and no abstentions. The second proposal was the ratification of Deloitte & Touche, LLP as the Company's independent auditors. The proposal received 6,179,594 votes for, 250 votes against and 2,667 abstentions. The third proposal, the ratification of the Company's 2000 Omnibus Stock Incentive Plan, received 5,866,577 votes for, 312,117 votes against and 3,817 abstentions. The fourth and final proposal presented was the approval of the change of the Company's state of incorporation from Florida to Delaware, by merging with and into a Delaware corporation, which was a wholly-owned subsidiary of the Company. This proposal received 6,177,739 votes for, 1,905 votes against and 2,867 abstentions.

Item 5. Other Information

     On March 15, 2000, we entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of our common stock. For purposes of determining the number of shares to be issued, the last quoted sale price of our common shares on March 30, 2000, was used. As of the date of this report, no shares have been issued pursuant to such agreement.

     On March 21, 2000, we entered into a consulting agreement for certain consulting services in exchange for 2,000 restricted shares of our common stock. As of the date of this report, no shares have been issued pursuant to such agreement.

     Beginning June 1, 2000, we engaged the services of a consulting organization for certain investor relation services in exchange for 10,000 shares of our restricted common stock and the payment of $8,000 per month. As of the date of this report, no shares have been issued pursuant to this arrangement.

     In September 2000, we engaged the services of a second investor relations organization in exchange for the sale of 30,000 shares of our restricted common stock at $0.01 per share and the issuance of a total of 50,000 warrants to purchase an equal number of our restricted shares. One-half of the warrants are exercisable at a price of $12.50 and one-half are exercisable at a price of $15.00. These warrants expire on December 31, 2001. As of the date of this report, no shares have been issued pursuant to such arrangement.

     Pursuant to an agreement with a marketing consulting company we will issue a total of 6,000 shares of our restricted common stock in partial payment for the completion of services related to corporate identification and marketing. As of the date of this report, no shares have been issued pursuant to this agreement.

     All of the above transactions were made pursuant to an exemption from the registration requirement of the Securities Act of 1933, as amended (the "Act"), found in Section 4(2). All of the recipients, for purposes of the exemption provided by Section 4(2) of the Act, had adequate access to the information necessary to evaluate the risks attendant to acquiring those shares and represented that they would acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof; as reflected by appropriate legends that will be affixed to the securities issued in such transactions.

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

Exhibit
Number      Document Name and Location
------      --------------------------

  2.0       Plan of acquisition, reorganization, arrangement, liquidation or succession.
  2.1       Agreement and Plan of Merger by and between TravelNow.com Inc., a
            Florida corporation and TravelNow.com Inc., a Delaware corporation, dated October 19, 2000.
  3.0       Articles and Bylaws.
  3.1       Certificate of Incorporation filed October 3, 2000.
  3.2       Bylaws of the Company.
  4.0       Instruments defining the rights of security holders including indentures.
  4.1       Form of the Company's common stock certificate.
  4.2       Certificate of Incorporation and Bylaws of the Company.
 10         Material Contracts.
 10.1       Employment Agreement between the Company and Michael Bauer dated
            April 11, 2000.
 10.2       Standstill Agreement between the Company and Eighteen holders of
            TravelNow.com Inc.'s common stock dated July 13, 2000.
 27.1       Financial Data Schedule.


     (b)  Reports on Form 8-K

          1. A current report on Form 8-K was filed on September 15, 2000, to report the terms of resignation upon which the Company and John Christopher Noble, the former Co-CEO and a director of the Company had agreed, as set forth in the Mutual Settlement and Termination Agreement, dated August 23, 2000.

          2. A current report on Form 8-K was filed on November 11, 2000, to report the actions taken at the Company's annual shareholders meeting and to report the completion of the change of the Company's state of incorporation from Florida to Delaware.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000
                                             TRAVELNOW.COM INC.

                                             By: /s/ Jeffrey A. Wasson
                                             -------------------------

                                             Jeffrey A. Wasson
                                             Chief Executive Officer
                                             Date: November 14, 2000

                                             By: /s/ H. Whit Ehrler
                                             ----------------------

                                             H. Whit Ehrler
                                             Vice President & CFO
                                             Date: November 14, 2000