Form 10QSB
period 2000-12-31
TRAVELNOWCOM INC
filed 2001-02-14
CIK 1073672

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
                                      1934

         For the transition period from _____________ to _______________

                           Commission File No. 0-25357


                               TRAVELNOW.COM INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Delaware                                 59-3391244
       ------------------------------        ----------------------------------
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)


             318 Park Central East, Suite 418, Springfield, MO 65806
                ------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (417) 864-3600
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                     -----  -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of February 1, 2001, TravelNow.com Inc. had 10,959,008 shares of common stock outstanding, par value $0.01 per share.


                         Part I - Financial Information

Item 1.  Financial Statements


                                                    TRAVELNOW.COM INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                              THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                                       (Unaudited)


                                                Three Months Ended Dec. 31       Nine Months Ended Dec. 31
                                               ----------------------------    ----------------------------
                                                                   1999                           1999
                                                   2000        As Restated         2000        As Restated
                                               ------------    ------------    ------------    ------------

Total Revenues                                 $  2,392,092    $  1,041,991    $  7,611,320    $  2,487,050
Cost of Revenues                                  1,424,010         664,556       4,866,152       1,580,820
                                               ------------    ------------    ------------    ------------
     Gross Profit                                   968,082         377,435       2,745,168         906,230
                                               ------------    ------------    ------------    ------------

Operating Expenses
     Sales and Marketing                            188,793          57,281         614,550         121,447
     General and Administrative                   1,092,522         424,957       4,211,046       1,021,122
     Merger Transaction Expenses                    221,355               0         221,355               0
     Stock-Based Compensation                       163,281         163,281         489,843         892,535
                                               ------------    ------------    ------------    ------------
          Total Operating Expenses                1,665,951         645,519       5,536,794       2,035,104
                                               ------------    ------------    ------------    ------------

Income/(Loss) From Operations                      (697,869)       (268,084)     (2,791,626)     (1,128,874)

Interest Income                                      23,726               0          98,564               0
Loss From Unconsolidated Subsidiary                       0         (42,468)              0         (42,468)
                                               ------------    ------------    ------------    ------------

Income/(Loss) Before Taxes                         (674,143)       (310,552)     (2,693,062)     (1,171,342)

Provision for Income Taxes                                0               0               0               0
                                               ------------    ------------    ------------    ------------
     Net Income/(Loss)                             (674,143)       (310,552)     (2,693,062)     (1,171,342)

Cumulative Preferred Stock Dividends                      0               0        (126,651)              0
                                               ------------    ------------    ------------    ------------
     Net Income/(Loss) Applicable
     To Common Stockholders                    ($   674,143)   ($   310,552)   ($ 2,819,713)   ($ 1,171,342)
                                               ============    ============    ============    ============


Average Number of Shares
Of Common Stock Outstanding*                     10,872,951      10,336,804      10,640,210       8,893,296

Net Income/(Loss) Per Share
     Basic                                     ($      0.06)   ($      0.03)   ($      0.27)   ($      0.13)
     Diluted                                   ($      0.06)   ($      0.03)   ($      0.27)   ($      0.13)


*In the three and nine-month periods ended December 31, 2000, 1,264,001 outstanding stock options are excluded because they are antidilutive.

                                                      2



                               TRAVELNOW.COM INC.
                           OPERATING STATEMENT RATIOS
          THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                             Three Months          Nine Months
                                             Ended Dec. 31        Ended Dec. 31
                                          -------------------   -------------------
                                                     1999                   1999
As a Percent of Total Revenues             2000   As Restated   2000    As Restated
------------------------------             ----   -----------   ----    -----------
Total Revenues                            100.0%     100.0%     100.0%     100.0%
Cost of Revenues                           59.5%      63.8%      63.9%      63.6%
                                          ------     ------     ------     ------
     Gross Profit                          40.5%      36.2%      36.1%      36.4%
                                          ------     ------     ------     ------

Operating Expenses
     Sales and Marketing                    7.9%       5.5%       8.1%       4.9%
     General and Administrative            45.7%      40.8%      55.3%      41.1%
     Merger Transaction Expenses            9.3%       0.0%       2.9%       0.0%
     Stock-Based Compensation               6.8%      15.6%       6.5%      35.9%
                                          ------     ------     ------     ------
          Total Operating Expenses         69.7%      61.9%      72.8%      81.8%
                                          ------     ------     ------     ------

Income/(Loss) From Operations             (29.2%)    (25.7%)    (36.7%)    (45.4%)

Interest Income                             1.0%       0.0%       1.3%       0.0%
Loss From Unconsolidated Subsidiary         0.0%      (4.1%)      0.0%      (1.7%)
                                          ------     ------     ------     ------

Income/(Loss) Before Taxes                (28.2%)    (29.8%)    (35.4%)    (47.1%)
Provision for Income Taxes                  0.0%       0.0%       0.0%       0.0%
                                          ------     ------     ------     ------
     Net Income/(Loss)                    (28.2%)    (29.8%)    (35.4%)    (47.1%)

Cumulative Preferred Stock Dividends        0.0%       0.0%      (1.6%)      0.0%
                                          ------     ------     ------     ------
     Net Income/(Loss) Applicable
     To Common Stockholders               (28.2%)    (29.8%)    (37.0%)    (47.1%)
                                          ======     ======     ======     ======



                               TRAVELNOW.COM INC.
                            CONDENSED BALANCE SHEETS
                         DECEMBER 31 AND MARCH 31, 2000


                                                 Dec. 31, 2000   March 31, 2000
ASSETS                                            (Unaudited)
-----------------------------------------         -----------      -----------

Cash and Cash Equivalents                         $ 1,493,105      $ 3,654,281
Accounts Receivable                                 1,368,647          729,467
Other Current Assets                                  100,322          128,273
                                                  -----------      -----------
     Current Assets                                 2,962,074        4,512,021

Property and Equipment - Net                          775,300          420,970
Capitalized Software - Net                            634,021          770,255
                                                  -----------      -----------
     Total Assets                                 $ 4,371,395      $ 5,703,246
                                                  ===========      ===========


LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)
-----------------------------------------

Accounts Payable                                  $ 1,282,397      $ 1,098,071
Accrued Liabilities                                   901,211          279,947
Cumulative Preferred Stock Dividends                        0           85,808
Deferred Revenue                                      128,325           14,052
                                                  -----------      -----------
     Current and Total Liabilities                  2,311,933        1,477,878
                                                  -----------      -----------

Redeemable Convertible Preferred Stock                      0        4,340,694

Common Stock                                          108,732          103,493
Additional Paid-In Capital                          6,759,542        1,896,931
Accumulated Deficit                                (4,808,812)      (2,115,750)
                                                  -----------      -----------
     Stockholders' Equity/(Deficit)                 2,059,462         (115,326)
                                                  -----------      -----------

     Total Liabilities and Equity                 $ 4,371,395      $ 5,703,246
                                                  ===========      ===========



                                                TRAVELNOW.COM INC.
                                    STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                     NINE MONTH PERIOD ENDED DECEMBER 31, 2000
                                                    (Unaudited)


                                                    COMMON STOCK         ADDITIONAL
                                            -------------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                               SHARES        AMOUNT       CAPITAL        DEFICIT    EQUITY/(DEFICIT)
                                            -----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2000                     10,349,304   $   103,493   $ 1,896,931    ($2,115,750)   ($  115,326)

     Net Loss                                         0             0             0     (2,693,062)    (2,693,062)
     Cumulative Preferred Stock Dividends             0             0      (126,651)             0       (126,651)
     Conversion of Preferred Dividends           23,605           236       212,208              0        212,444
     Stock Compensation                               0             0       489,843              0        489,843
     Stock Grant                                    250             3         1,037              0          1,040
     Conversion of Preferred Stock              500,000         5,000     4,286,174              0      4,291,174
                                            -----------   -----------   -----------    -----------    -----------

BALANCE - December 31, 2000                  10,873,159   $   108,732   $ 6,759,542    ($4,808,812)   $ 2,059,462
                                            ===========   ===========   ===========    ===========    ===========

                                                        5


                               TRAVELNOW.COM INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                            Nine Months Ended Dec. 31
                                                            --------------------------
                                                                              1999
                                                                2000       As Restated
                                                            -----------    -----------
OPERATING ACTIVITIES:
      Net Loss                                              ($2,693,062)   ($1,171,342)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Stock-based compensation                             489,843        892,535
           Depreciation and amortization                        321,334         24,207
           Loss From Unconsolidated Subsidiary                        0         42,468
           Changes in Operating Assets and Liabilities:
                Accounts receivable                            (639,180)      (427,364)
                Other current assets                             27,951              0
                Accounts payable                                184,326        443,557
                Accrued liabilities and deferred revenue        735,537        145,099
                                                            -----------    -----------
      Net Cash Used In Operating Activities                  (1,573,251)       (50,840)
                                                            -----------    -----------

INVESTING ACTIVITIES:
      Acquisition of Property, Equipment
           and Capitalized Software                            (539,430)      (259,874)
      Investment In Unconsolidated Subsidiary                         0        (42,468)
                                                            -----------    -----------
      Net Cash Used In Investing Activities                    (539,430)      (302,342)
                                                            -----------    -----------

FINANCING ACTIVITIES:
      Proceeds from capital contributions                             0        499,985
      Proceeds from sale of common stock                              0        250,180
      Common Stock Grants                                         1,040              0
      Expenses related to sale of preferred stock               (49,520)             0
      Preferred stock dividends paid in cash                        (15)             0
      Repayments of notes payable to stockholders                     0        (10,000)
      Repayments of notes payable                                     0        (58,535)
                                                            -----------    -----------
      Net Cash Provided By/(Used In) Financing Activities       (48,495)       681,630
                                                            -----------    -----------

Net Increase/(Decrease) In Cash and Cash Equivalents         (2,161,176)       328,448

CASH AND CASH EQUIVALENTS:
      Beginning of Period                                     3,654,281          6,227
                                                            -----------    -----------
      End of Period                                         $ 1,493,105    $   334,675
                                                            ===========    ===========

NON-CASH TRANSACTIONS:
      Cumulative Preferred Stock Dividends                  $   126,636    $         0
      Acquisition of Software In Accounts Payable           $         0    $   419,572


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

     In connection with the sale of the convertible preferred stock, we incurred certain professional fees related to the sale transaction, the listing of our common stock on the Nasdaq Small Cap Market, and the registration of common stock for conversion of the convertible preferred stock. Through December 31, 2000, these costs have been approximately $209,000. The two-year contractual requirement to maintain an effective registration statement for the 523,605 shares of common stock issued in conjunction with this transaction has terminated due to the sale of the shares by the initial holders.

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

     We account for stock options on an intrinsic value basis under the provisions of APB Opinion No. 25 as permitted by SFAS No. 123. The 530,000 stock options granted had an intrinsic value at the dates of the grants of $1,068,750. Accordingly, for the three and nine month periods ended December 31, 2000, stock-based compensation costs of $163,281 and $489,843, respectively, were recognized in our financial statements.

     In addition, a total of 60,000 options are outstanding that were granted to two employees and one director. All of these options were granted at prices equal to or above fair market value at the dates of grant. As a result, these options had no "intrinsic" value at the grant dates and no compensation expense has been recognized in our financial statements.

     The Company's Board of Directors has granted approximately 85,849 shares of our common stock to our public and investor relations firms and to outside consultants for services rendered principally subsequent to March 31, 2000. These shares, which were not outstanding as of December 31, 2000, were issued in January and February 2001.

     On May 3, 2000, we granted to all current employees of the Company, except the CEO, stock options equal to the employees' annual salary. Each employee is required to execute a non-compete agreement with the Company prior to being awarded these stock options. The number of stock options was determined by dividing the closing market price of the Company's common stock on May 3, 2000 into the employees' annual salary. This grant and subsequent quarterly grants for eligible employees resulted in stock options for the purchase of approximately 347,618 shares being granted that are currently outstanding. These options have a contractual life of three years and 90 days from their respective grant dates and vest in equal amounts over three years. No compensation expense has been recognized for these options in our financial statements because the options were issued at the market value of our common stock as of the grant dates and as a result had no "intrinsic" value at those grant dates.

     On December 1, 2000, we granted additional stock options to all employees holding existing stock options from the May 3 and the September 30 quarterly stock option grants. These new stock options were granted at the closing market price on December 1, 2000. This grant resulted in stock options for the purchase of approximately 300,415 shares which are currently outstanding. These options have a contractual life of three years and 90 days from their grant date and vest in equal amounts over three years. No compensation expense has been recognized for these options in our financial statements because the options were issued at the market value of our common stock as of the grant date and as a result had no "intrinsic" value at that grant date.


     Had compensation expense for stock options been determined based on the fair value of the options at the grant dates, as prescribed in SFAS No. 123, our stock-based compensation for the three and nine month periods ended December 31, 2000, would have been $460,956 and $1,075,968, respectively. The effect on our net loss would have been an increase of $297,675 and $586,125 in the three and nine month periods ended December 31, 2000, respectively. Loss per share for the three and nine month periods would have increased by $0.03 and $0.06, respectively.

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

9.   Restatement of Unaudited Financial Statements

     Subsequent to the issuance of the Company's unaudited financial statements for the three and nine month periods ending December 31, 1999, management has determined that the liability for commission payments to affiliates was underaccrued. In addition, certain commission revenues from hotels which are received through a third party commission processing company were previously recognized on a "net" basis, i.e., net of the charges from the processing company. These charges have been reclassified as an expense and the revenue is now recognized on a "gross" basis. This reclassification has no effect on income and is immaterial for all previous periods not restated.

     Management has also determined that stock-based compensation cost for the three and nine month periods ended December 31, 1999 was understated. The adjustment was related to stock options for restricted common stock granted in August and September 1999 with exercise prices less than the market price of the Company's registered common stock.

     The impact of the restatements and the reclassification are shown on the following tables.


                                              Three Months Ended 12/31/1999
                                      --------------------------------------------
                                           As          Previously       Increase/
Statements of Operations Data           Restated        Reported        (Decrease)
----------------------------------    ------------    ------------    ------------
Total Revenues                        $  1,041,991    $  1,008,161    $     33,830
Cost of Revenues                           664,556         588,575          75,981
                                      ------------    ------------    ------------
     Gross Profit                          377,435         419,586         (42,151)
                                      ------------    ------------    ------------

Operating Expenses
     Sales and Marketing                    57,281          54,325           2,956
     General and Administrative            424,957         440,296         (15,339)
     Stock-Based Compensation              163,281               0         163,281
                                      ------------    ------------    ------------
          Total Operating Expenses         645,519         494,621         150,898
                                      ------------    ------------    ------------

Income/(Loss From Operations              (268,084)        (75,035)       (193,049)

Loss From Unconsolidated Subsidiary        (42,468)        (42,468)              0
                                      ------------    ------------    ------------

Income/(Loss) Before Taxes                (310,552)       (117,503)       (193,049)
Provision for Income Taxes                       0               0               0
                                      ------------    ------------    ------------
     Net Income/(Loss)                ($   310,552)   ($   117,503)   ($   193,049)
                                      ============    ============    ============

Average Number of Shares
Of Common Stock Outstanding             10,336,804      10,336,804               0

Net Income/(Loss) Per Share
     Basic                            ($      0.03)   ($      0.01)   ($      0.02)
     Diluted                          ($      0.03)   ($      0.01)   ($      0.02)







                                            Nine Months Ended 12/31/1999
                                      ---------------------------------------
                                            As        Previously    Increase/
Statements of Operations Data            Restated      Reported    (Decrease)
----------------------------------    ------------   -----------   ----------

Total Revenues                          $2,487,050    $2,413,062   $   73,988
Cost of Revenues                         1,580,820     1,383,909      196,911
                                       -----------   -----------  -----------
     Gross Profit                          906,230     1,029,153     (122,923)
                                       -----------   -----------  -----------

Operating Expenses
     Sales and Marketing                   121,447       118,491        2,956
     General and Administrative          1,021,122     1,036,461      (15,339)
     Stock-Based Compensation              892,535       650,000      242,535
                                      ------------   -----------  -----------
          Total Operating
Expenses                                 2,035,104     1,804,952      230,152
                                      ------------   -----------  -----------

Income/(Loss From Operations            (1,128,874)     (775,799)    (353,075)

Loss From Unconsolidated Subsidiary        (42,468)      (42,468)           0
                                      ------------   -----------  -----------

Income/(Loss) Before Taxes              (1,171,342)     (818,267)    (353,075)
Provision for Income Taxes                       0             0            0
                                      ------------   -----------  -----------
     Net Income/(Loss)                 ($1,171,342)    ($818,267)   ($353,075)
                                      ============   ===========  ===========

Average Number of Shares
Of Common Stock Outstanding              8,893,296     8,893,296            0

Net Income/(Loss) Per Share
     Basic                                 ($0.13)       ($0.09)      ($0.04)
     Diluted                               ($0.13)       ($0.09)      ($0.04)



                                                    December 31, 1999
                                           ------------------------------------
                                               As       Previously   Increase/
Balance Sheet Data                          Restated     Reported    (Decrease)
----------------------------------         ----------   ----------   ----------

Cash and Cash Equivalents                  $  334,672   $  334,672   $        0
Accounts Receivable                           533,926      533,926            0
                                           ----------   ----------   ----------
     Current Assets                           868,598      868,598            0

Property and Equipment - Net                  142,804      142,804            0
Software Under Development                    558,780      558,780            0
                                           ----------   ----------   ----------
     Total Assets                          $1,570,182   $1,570,182   $        0
                                           ==========   ==========   ==========


Accounts Payable                           $  946,195   $  835,655   $  110,540
Accrued Liabilities                           189,695      189,695            0
                                           ----------   ----------   ----------
     Current and Total Liabilities          1,135,890    1,025,350      110,540

Stockholders' Equity                          434,292      544,832     (110,540)
                                           ----------   ----------   ----------
     Total Liabilities and Equity          $1,570,182   $1,570,182   $        0
                                           ==========   ==========   ==========

10.  Subsequent Event

     On January 3, 2001, TravelNow entered into an Agreement and Plan of Merger with Hotel Reservations Network, Inc. (HRN) (NASDAQ: ROOM) for the acquisition of TravelNow by HRN. Located in Dallas, Texas, HRN is a majority-owned subsidiary of USA Networks, Inc.'s (NASDAQ: USAI) Information Services unit.

HRN has purchased 1,080,000 TravelNow common shares in private transactions. Pursuant to the Agreement and Plan of Merger, HRN initiated a tender offer at $4.16 per share for the balance of TravelNow's shares on January 12, 2001 through its wholly-owned subsidiary, Wonsub, Inc., which was formed for that purpose. This offer expired on February 9, 2001 with the acquisition of 9,617,990 additional TravelNow shares, increasing HRN's ownership to 97.6% of the 10,959,008 common shares outstanding as of February 12, 2001. It is anticipated that the acquisition of TravelNow by HRN will be completed in the near future through the merger of Wonsub, Inc. into TravelNow, resulting in TravelNow becoming a wholly-owned subsidiary of HRN. TravelNow shareholders who did not tender their stock to HRN will receive $4.16 per share for their stock through the merger transaction.

As part of the Agreement and Plan of Merger, the TravelNow Board of Directors agreed to recommend the proposed transaction to TravelNow's shareholders. In addition, directors, officers and certain employees of TravelNow holding approximately 40.6% of TravelNow's outstanding common stock agreed to tender their shares to HRN.



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

Results of Operations and Comparison of Operating Results.
----------------------------------------------------------

     Total revenues for the three-month period ended December 31, 2000 were $2,392,092, which was nearly 2.3 times the $1,041,991 of revenues for the three-month period ended December 31, 1999. Net loss for the quarter ended December 31, 2000 was $674,143, due in part to $163,281 of non-cash charges for stock-based compensation and $221,355 of merger-related transaction expenses (see Merger Agreement below). The stock-based compensation was for employee stock options granted in 1999. In the quarter ended December 31, 1999, net loss was $310,552, which also included non-cash stock-based compensation of $163,281.

     Total revenues for the nine-month period ended December 31, 2000 were $7,611,320, which was nearly 3.1 times the $2,487,050 of revenues for the comparable nine-month period of 1999. Net loss for the nine-month period ended December 31, 2000 was $2,693,062, which included $489,843 in non-cash charges for stock-based compensation, $267,000 of severance charges related to a former officer and director of the Company, and the $221,355 merger-related transaction expenses. Net loss for the comparable nine-month period of 1999 was $1,171,342, which was due substantially to $892,535 in stock-based compensation charges. These non-cash charges were comprised of $650,000 related to an employee stock bonus paid on May 18, 1999 and $242,535 related to stock options granted in 1999.

Revenues.
---------

     Our principal source of revenue is commissions related to hotel bookings. The level of weekly confirmed hotel bookings increased by more than 78% between the three-month period ended December 31, 1999 and the three-month period ended December 31, 2000. Much of the year-over-year growth is attributable to the expansion of our affiliate program through which affiliated web sites are dynamically linked to our reservation systems.

     When a hotel booking is confirmed, we do not automatically receive revenue. However, hotel bookings are an indicator of the anticipated level of customer hotel stays which ultimately will result in revenues for the Company.

     In January 1999, we implemented our own car reservation system on the TravelNow web site and began providing links to this system for our affiliates. Car reservations have grown progressively since January 1999 to an average of approximately 3,100 confirmed reservations per week during the quarter ended December 31, 2000. Historically, we outsourced our airline reservations to another company and commissions from airline bookings had not been a significant portion of total revenues. In November 1999, we began to introduce our own airline system on selected web sites. This system accounted for approximately 5% of our revenues in the quarter ended December 31, 2000 and is expected to further increase our revenues in the future.

Cost of Revenues.
-----------------

     Our cost of revenues as a percent of revenues decreased from 63.8% to 59.5% in the three-month periods ended December 31, 1999 and 2000, respectively. This change in the cost of revenues as a percent of revenues was due primarily to reductions in outside services expenses and the increase in revenues. Offsetting this reduction was an increase in commission payments to affiliated web sites. Beginning in the spring of 1999, commissions to affiliated web sites were generally increased to 50% of collected commissions related to those affiliates. Since that time, the number of affiliates has expanded rapidly and the proportion of our business generated by these affiliates has increased substantially.

     In addition, our cost of revenue has increased on an absolute basis because we significantly expanded our personnel and other infrastructure costs to support the requirements of anticipated revenue growth. In particular, personnel were added to the software development and customer service staffs.

     In the nine-month periods ended December 31, 1999 and 2000, the cost of revenues as a percent of revenues increased from 63.6% to 63.9%, respectively. This increase was also the result of higher commission payments to affiliates, partially offset by reductions in purchases of outside services.

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

Sales and Marketing Expenses.
-----------------------------

     Sales and marketing expenses include payroll and other costs associated with developing and managing our affiliate program as well as advertising and promotional expenditures. Sales and marketing expenses were 7.9% and 5.5% of revenues in the three-month periods ended December 31, 2000 and 1999, respectively. We have increased our staff in this area to generate additional revenue growth. In the nine-month periods ended December 31, 2000 and 1999, sales and marketing expenses were 8.1% and 4.9% of revenues, respectively.

     We intend to further increase our sales and marketing activities with the purpose of generating additional revenue growth. Sales and marketing expenses as a percent of revenues are expected to fluctuate until such additional revenues are realized.

General and Administrative Expenses.
------------------------------------

     General and administrative costs increased from $424,957 in the three-month period ended December 31, 1999 to $1,092,522 in the three-month period ended December 31, 2000. As a percent of revenues, general and administrative expenses increased from 40.8% to 45.7%. In the nine-month periods ended December 31, 1999 and 2000, general and administrative expenses increased as a percent of revenues from 41.1% to 55.3%, respectively, and increased from $1,021,122 to $4,211,046.

     These increases in general and administrative expense, both on an absolute and a percent of revenues basis, in the nine-month period ended December 31, 2000 relative to the comparable nine months of the prior year are due to three primary factors: (1) expansion of staff and other activities to support our growth, (2) professional fees associated with becoming a public company, and,
(3) the $267,000 of severance costs mentioned above. In particular, we have incurred substantial accounting, legal, public relations and investor relations expenses related to corporate matters and transactions. We have also invested in professional services pursuant to the development of strategic initiatives in Europe and other international markets.

     Fluctuations in general and administrative expenses as a percent of revenues can be expected to continue as we expand our staff to generate and support higher levels of revenues even though an overall declining trend is anticipated.

Merger Transaction Expenses.
---------------------------

     During the three and nine month periods ended December 31, 2000, we incurred $221,355 of professional services expenses related to the proposed merger of TravelNow with a subsidiary of Hotel Reservations Network. These expenses included financial advisory fees, legal fees and out-of-pocket costs incurred by our financial and legal advisors.

Commitments.
------------

     On March 15, 2000, we entered into a consulting agreement for certain public relations services in exchange for consideration totaling $180,000. Half of such consideration is to be paid with restricted shares of our common stock. For purposes of determining the number of shares to be issued, the last quoted sale price of our common shares on March 30, 2000, was used. As of December 31, 2000, no shares have been issued pursuant to such agreement.

     On March 21, 2000, we entered into a consulting agreement for certain consulting services in exchange for 2,000 restricted shares of our common stock. As of December 31, 2000, no shares have been issued pursuant to such agreement.

     Beginning June 1, 2000, we engaged the services of a consulting organization for certain investor relation services in exchange for 10,000 shares of our restricted common stock and the payment of $8,000 per month. As of December 31, 2000, no shares have been issued pursuant to this arrangement.

     In September 2000, we engaged the services of a second investor relations organization in exchange for the sale of 60,000 shares of our restricted common stock at $0.01 per share and the issuance of a total of 50,000 warrants to purchase an equal number of our restricted shares. One-half of the warrants are exercisable at a price of $12.50 and one-half are exercisable at a price of $15.00. These warrants expire on December 31, 2001.

     Pursuant to an agreement with a marketing consulting company we will issue a total of 6,000 shares of our restricted common stock for services related to corporate identification and marketing in partial payment for those services. As of December 31, 2000, no shares have been issued pursuant to this agreement.

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

     The $4.5 million sale of convertible preferred stock has been included in our financial statements as of December 31, 2000 net of approximately $209,000 of expenses related to the sale, our Nasdaq SmallCap Market listing, and the registration of the common stock for conversion of the preferred shares. Additional expenses to maintain the registration of the common shares for a period of two years as required by the terms of the preferred stock will no longer be required because the stock has been sold by the initial holders of these shares.

     Effective March 27, 2000, our common and preferred stock was changed from no par value to $0.01 par value per share. This change had no effect on total Stockholders' Equity.

     We had a net loss of $674,143 for the three months ended December 31, 2000. Non-cash charges of $163,281 for stock-based compensation and $221,355 of merger-related transaction expenses were included in this loss. Our net loss for the nine months ended December 31, 2000 was $2,693,062, including $489,843 of non-cash charges for stock-based compensation, $267,000 of severance expense and the $221,355 of merger transaction costs. Net cash used in operating activities for the nine month period ended December 31, 2000 was $1,573,251. However, in the most recent three months of this period, operating activities provided $180,106 of cash to the Company.

     Cash used in investing activities during the nine month period ended December 31, 2000, was $539,430. Of this amount, $487,366 was used in the first six months of the period and $52,064 was used in the most recent quarter ended December 31, 2000.

     During the nine months, the primary financing activity was $49,520 of expense related to the sale and registration of preferred stock. The other financing activities were a $1,040 grant of stock and $15 of preferred dividends paid in cash.

     During the quarter ended December 31, 2000, the Company had a positive cash flow of $120,808. Cash and cash equivalents increased from $1,373,397 to $1,493,105. This positive cash flow was achieved during the seasonally-slower December quarter through reduced operating expenses, reduced selling, general and administrative expenses, and lower investments in equipment and software.

     Even though our cash flow was positive during the quarter ended December 31, 2000, future quarters could have a negative cash flow depending on operating revenues, expense levels and investments made in equipment and software. However, we believe that our current cash resources in combination with the anticipated levels of operating revenues are sufficient to meet our cash requirements in the foreseeable future. Nevertheless, additional financing will probably be required to fund our longer-term growth. There is no assurance that such capital will be available to us at that time in sufficient amounts or on acceptable terms.

Merger Agreement.

     On January 3, 2001, TravelNow entered into an Agreement and Plan of Merger with Hotel Reservations Network, Inc. (HRN) (NASDAQ: ROOM) for the acquisition of TravelNow by HRN. Located in Dallas, Texas, HRN is a majority-owned subsidiary of USA Networks, Inc.'s (NASDAQ: USAI) Information Services unit.

     HRN has purchased 1,080,000 TravelNow common shares in private transactions. Pursuant to the Agreement and Plan of Merger, HRN initiated a tender offer at $4.16 per share for the balance of TravelNow's shares on January 12, 2001 through its wholly-owned subsidiary, Wonsub, Inc., which was formed for that purpose. This offer closed on February 9, 2001 with the acquisition of 9,617,990 additional TravelNow shares, increasing HRN's ownership to 10,697,990 shares, or 97.6% of the 10,959,008 common shares outstanding as of February 12, 2001. It is anticipated that the acquisition of TravelNow by HRN will be completed in the near future through the merger of Wonsub, Inc. into TravelNow, resulting in TravelNow becoming a wholly-owned subsidiary of HRN. TravelNow shareholders who did not tender their stock to HRN will receive $4.16 per share for their stock through the merger transaction.

     As part of the Agreement and Plan of Merger, the TravelNow Board of Directors agreed to recommend the proposed transaction to TravelNow's shareholders. In addition, directors, officers and certain employees of TravelNow holding approximately 40.6% of TravelNow's outstanding common stock agreed to tender their shares to HRN.

     Through December 31, 2000, we incurred professional services expenses related to the proposed acquisition of TravelNow by Hotel Reservations Network which total $221,355. These expenses have been included in our financial statements as Merger Transaction Costs on our Condensed Statement of Operations.

     As previously announced, we retained the financial advisory services of Legg Mason Wood Walker, Incorporated to assist us the evaluating strategic alternatives, including the possible sale of the Company. If the merger transaction with HRN is consummated as planned, Legg Mason will earn a contingent fee related to the transaction. This contingent fee has not been included in our financial statements as of December 31, 2000.

     In addition, Legg Mason provided the Company's Board of Directors with a Fairness Opinion on January 3, 2001 related to the HRN acquisition offer. The fee for the Legg Mason Fairness Opinion has not been included in our financial statements as of December 31, 2000.




                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

Exhibit
Number             Document Name and Location
------             --------------------------

10.0      Material Contracts.

10.1 Letter Agreement by and among the Company and certain individual holders of the Company's Capital Stock, dated December 18, 2000.

10.2 First Amendment to the Employment Agreement by and between the Company and Michael Bauer, dated December 27, 2000.

10.3 Exclusivity Agreement by and between the Company and Hotel Reservations Network, Inc., dated December 29, 2000.


     (b)  Reports on Form 8-K

     1. A current report on Form 8-K was filed on December 7, 2000, to report that the Company had retained Legg Mason Wood Walker, Incorporated to assist it in exploring strategic alternatives for purposes of maximizing shareholder value.

     2. A current report on Form 8-K was filed on December 19, 2000, to report that certain of the Company's officers, members of its Board of Directors and two employees signed an agreement providing that they will not, for a specified period of time, vote in favor of or dispose of their common stock in any transaction not approved by the Company's Board of Directors.

     3. A current report on Form 8-K was filed on January 10, 2001, to report that the Company had entered into several agreements with Hotel Reservations Network, Inc., one of which was an Agreement and Plan of Merger.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2001
                                            TRAVELNOW.COM INC.

                                            By:  /s/  Jeffrey A. Wasson
                                               --------------------------------
                                                      Jeffrey A. Wasson
                                                      Chief Executive Officer
                                                      Date: February 14, 2001

                                            By:  /s/  H. Whit Ehrler
                                               --------------------------------
                                                      H. Whit Ehrler
                                                      Vice President & CFO
                                                      Date: February 14, 2001